Form 10-K/A
period 1995-12-31
CORPORATE VISION INC /OK
filed 1996-06-28
CIK 868074

This amendment is for the purpose of filing the following corrections to
Note 17 "Related Party Transactions" of the Notes to Financial Statements included as Appendix A of the Form 10-K for the period ended
December 31, 1995, previously filed on April 15, 1996.

Page A-17 paragraph 1

Sheryl Mabie, President and CEO, loaned the Company, from time to time, a total of $90,611 to cover certain operating expenses incurred during 1995. During 1995, the Company repaid $62,063 of which $46,109 related to 1995 operating expenses and $15,964 related to 1994 operating expenses.
The outstanding balance of $44,512 accrued interest at a rate of 10% per year and is included in the $122,512 payable to Ms. Mabie at the end of 1995.

Page A-18 paragraph 3

Sheryl Mabie, President and CEO loaned the Company, from time to time, a total of $109,468 to cover certain operating expenses incurred during 1994. During 1994, the Company repaid $105,906 of which $93,504 related to 1994 operating expenses and $12,402 related to 1993 operating expenses.
The outstanding balance of $15,964 accrued interest at a rate of 10% per year.

Page A-19 paragraph 1

In February, 1991, the Company issued 2,100,000 shares of common stock to Sheryl Mabie, President and CEO, in exchange for $33,968 in cash and $34,100 in equipment (her cost) as the initial capitalization of the Company.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORPORATE VISION, INC.
(Registrant)

Rhonda R. Vincent
(Signature)

June 27, 1996
(Date)