Form 10-Q
period 1996-03-31
CORPORATE VISION INC /OK
filed 1996-07-02
CIK 868074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number:  0-18824

CORPORATE VISION, INC.
(Exact name of registrant as specified in its charter)

Oklahoma
(State or other jurisdiction of incorporation)

73-1380820
 (I.R.S. Employer Identification No.)

8908 South Yale Avenue, Suite 360
Tulsa, OK  74137
 (Address of principal executive offices, including zip code)

 (918) 488-0057
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes		[    ] No

As of March 31, 1996, the Registrant had 10,288,721 shares of common stock, $0.01 par value, (the "Common Stock") issued and outstanding.

PART I - FINANCIAL INFORMATION


When used in this document, the words "anticipate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected, estimated or projected.


Item 1.	Financial Statements

CORPORATE VISION, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)

         	   			  	                  Three months ended
				         	                            March 31,
 				                                1996          1995
                                 --------      --------

Revenue				                      $244,068	      $60,346

Production expenses
  Personnel				                    69,850		      73,318
  Audio/Visual				                  6,870		       3,025
				                             --------      --------
					                              76,720		      76,343
					                            --------	     --------
General and administrative
  Office					                      31,708		      17,180
  Selling					                     32,138		       6,111
  Professional Fees			             21,957		       3,388
  Investor relations			            26,643		      10,641
  Other					                        2,973		           0
  Depreciation/Amortization        40,841		      20,000
					                            --------		    --------
					                             156,260		      57,320
					                            --------		    --------

Income (loss) from operations		    11,088		     (73,317)

Interest expense				                6,449	 	      2,862
				                             --------		    ---------

Income (loss) before income tax     4,639	      (76,179)

Provision for income taxes
  Current		 		          	               0		            0
  Deferred		 		                         0 		           0
				                             --------  	    --------
Net income (loss) 	                $4,639	      $(76,179)
                 		 			          --------	      --------

Earnings (loss) per share			        $0.00 		      $(0.01)

Weighted average shares		      10,181,522 	    8,134,000



CORPORATE VISION, INC.
BALANCE SHEETS
(Unaudited)

                           					March 31,	   December 31,
					                                1996		          1995
                                ---------    ------------
ASSETS
Current Assets
  Cash					                       $65,009		       $40,335
  Accounts Receivable              80,346	  	           0
  Prepaid expenses (related party)	58,334  		      66,667
  Prepaid expenses              		309,754	        103,422
					                           ---------		   -----------
					                             513,443		       210,424
					                           ---------		   -----------
Property and Equipment
  Equipment			                    561,869		       535,811
  Accumulated depreciation	      (268,342)       (245,773)
					                           ---------		   -----------
					                             293,527		       290,038
					                           ---------		   -----------
Other Assets
  Capitalized software          		 95,472		       101,837
  Goodwill				                    103,621   	     110,529
  Other assets			                	127,535  		     109,339
  Licensing agreement			           52,832		        55,052
  Marketing and distribution
    rights		                       41,667		        44,445
					                           ---------		   -----------
					                             421,127		       421,202
					                           ---------		   -----------

TOTAL ASSETS			                $1,228,097	       $921,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                $24,900		        $1,000
  Accrued liabilities          	   14,554		        40,238
  Notes payable			                120,000		       160,000
  Payable to stockholders
   (rel. party)	                  123,205		       122,512
  Current portion long term
   debt		                          24,735		        32,968
					                           ---------		   -----------
					                             307,394		       356,716
					                           ---------		   -----------
Long Term Liabilities
  Long term debt			                38,712		        38,712
  Deferred income taxes     			    15,600		        15,600
					                           ---------		   -----------
					                              54,312		        54,312
					                           ---------		   -----------
Stockholders' Equity
  Preferred stock, $0.01 par
   value, 1,000,000 shares
   authorized, no shares issued
   or outstanding at March 31,
   1996 or December 31, 1995          		0	             	0
  Common Stock, $0.01 par value
   20,000,000 shares authorized,
   10,288,721 and 9,491,175
   shares issued and outstanding
   at March 31, 1996 and
   December 31, 1995,
   respectively	                  102,887		        94,912
  Additional paid in capital			 2,272,481	      1,929,340
  Retained earnings (deficit)		(1,508,977)	    (1,513,616)
					                          -----------	   ------------
					                             866,391		       510,636
					                          -----------	   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		         $1,228,097	       $921,664


CORPORATE VISION, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(Unaudited)

                             				  	Three months ended
				            	                        March 31,
					                               1996		          1995
                              ----------     -----------
OPERATING ACTIVITIES
Net income (loss)				             $4,639		      $(76,179)
Non-cash charges to earnings:
   Depreciation and amortization		40,841		        20,000
   Consulting services			         21,000		             0
   Salary payable to
     related party		              19,500		             0
   Other					                      2,500		             0
Changes in operating assets and
liabilities:
   Accounts receivable			        (80,346)		        1,499
   Accounts payable			            23,900		        30,440
   Other current liabilities		  	(23,040)		       14,077
					                        -----------	    -----------
					                              8,994		       (10,163)
					                        -----------	    -----------
INVESTING ACTIVITIES
Investment in other assets			    (18,197)		      (64,158)
Purchase of equipment		         	(26,058)	      	(19,142)
					                        -----------	    -----------
				                            	(44,255)		      (83,300)
					                        -----------	    -----------
FINANCING ACTIVITIES
Payment of loans
   (related party)		             (18,807)	      	(12,031)
Payment of long-term debt		       (8,231)		       (4,747)
Issuance of common stock			       86,973		        51,718
					                        -----------	    -----------
					                             59,935		        34,940
					                        -----------	    -----------
Net change in cash			             24,674	       	(58,523)
Cash at beginning of period		     40,335	       	106,769
					                        -----------	    -----------
Cash at end of period			         $65,009		       $48,246
					                        -----------	    -----------

SUPPLEMENTAL DISCLOSURES
Cash paid for interest and
income taxes:
   Interest			                  	$6,449		        $20,663
   Income taxes				                   0		              0
Non-cash investing and financing
activities:
   Conversion of note to
     common stock	              $42,644		             $0
   Stock issued for services
     in advance (related party) 			   0		        150,000
   Stock issued in advance for
     services rendered by
     non-affiliates		           219,000	         139,593



Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

General
Corporate Vision, Inc. ("CVI" or "the Company") is an interactive multimedia production company that develops and produces custom
CD-ROM, CD-i, On-line, and Internet products for the corporate and consumer markets. To date, the Company's business has centered on developing custom CD-ROM and CD-i applications for Fortune 500 companies to use in their training and marketing activities.

As of December 31, 1995, the Company was principally involved in the development and production of interactive training programs on CD-ROM for one corporate customer, the Dowell Division of Schlumberger Technology Corporation, an international well logging, seismic and service company, under a production agreement dated
January 1, 1995. Payments to the Company for services rendered under the agreement commenced during 1995 and continued at regular intervals during the first quarter of 1996.

Growth Strategy
CVI's objective is to acquire companies in the video production and multimedia development businesses that enhance the Company's production capabilities and expand its client base. By acquiring superior production capabilities, and providing the working capital necessary to develop marketing and distribution strengths, the Company anticipates it can expand its scope of products and services to the corporate market as well as develop CD-ROM and Internet products for the consumer market and broadcast programming for cable, satellite and interactive television.

The Company has signed non-binding letters of intent with two acquisition candidates, discussed below, and is actively searching for others. The Company has engaged the firm of Stanford Keene &
Associates, a mergers and acquisitions consulting firm in Charlotte, North Carolina, to assist in identifying and evaluating other such candidates.

Pending Acquisitions
Texas Video & Post
On December 7, 1995, CVI entered into a letter of intent to acquire
100% of the common stock of Texas Video & Post, Inc. (TVP), a privately-held video and post-production facility, in exchange for $600,000 in cash and the issuance of a minimum of 2,400,000 shares of restricted common stock of the Company.

Located in Houston, Texas, TVP is considered to be one of the premiere video and post-production facilities in the Southwest, serving an impressive array of clients throughout the United States.
TVP employs 20 people and generates over $3.0 million in annual revenues by producing corporate communications, original broadcast programming, television commercials and cable films.

The letter of intent with TVP is non-binding on either party and is subject to the execution of a definitive agreement. As of March 31, 1996, the Company had not entered into a definitive agreement with TVP, pending successful completion of the corporate financing for the cash component of the consideration required under the terms of the TVP letter of intent. Successful completion of the corporate financing and the acquisition of TVP may necessarily result in material expense for CVI and substantial dilution of the interests of the current CVI shareholders.

InterActive Media
On January 25, 1996, CVI entered into a letter of intent to acquire
100% of the common stock of InterActive Media, Inc. (IAM), a privately-held producer of custom CD-ROM programs for the corporate and consumer markets, in exchange for $100,000 cash and the issuance of a minimum of 2,000,000 shares of restricted
Common Stock of the Company.

Located in San Francisco, California, IAM is a leader in the design and production of custom interactive multimedia software programs for major corporations to use in their marketing, advertising, sales and training programs. Since being established in 1990, IAM has developed a high quality reputation with major Fortune 500 clients, expanded its portfolio of programs and applications, and has built its staff to 21 employees. IAM generates approximately $2.0 million in annual revenue.

In 1994, IAM developed its first consumer "infotainment" title, SportWare Golf, which is currently published and distributed by Harper Collins in the US and by PalmSoft in Japan. SportWare
Golf is the most comprehensive program on every aspect of golf.
IAM owns the "SportWare" brand name and its content, and will derive royalty revenues from each product sold under trade name.
Additional SportWare titles, such as tennis, flyfishing, and skiing, are planned for release in 1996 and 1997. IAM also plans to develop a line of products, known as "SportWare Coach", that are designed to teach children aged 10-15 the fundamentals of baseball, football, basketball, soccer and other sports.

The letter of intent with IAM is non-binding on either party and is subject to the execution of a definitive agreement. As of March 31, 1996, the Company had not entered into a definitive agreement with IAM pending successful completion of the corporate financing for the cash component of the consideration required under the terms of the IAM agreement. Successful completion of the corporate financing and the acquisition of IAM may necessarily result in material expense for CVI and substantial dilution of the interest of the current shareholders of CVI.

Future Acquisitions
The Company's current growth plan calls for the acquisition of two companies per year beginning in 1997. The Company believes that it may increase the profitability of acquired businesses by consolidating administrative activities, such as purchasing, accounting and finance, which would allow management of the acquired companies to focus exclusively on production, sales and marketing activities and by providing the working capital necessary for the expansion of revenues and earnings. CVI expects to select acquisition candidates based on the following criteria:

Custom Development
CVI intends to acquire companies with existing revenues and earnings, and that (i) increase CVI's interactive CD production capabilities,
(ii) expand CVI's corporate client base, or (iii) have high quality
"off the shelf" corporate training or professional education products that can be converted to interactive CD and distributed through the acquired company's existing sales channels.

Consumer Market
CVI intends to acquire companies that are (i) content-based
(i.e. have rights to movies, books, music, or images) with existing revenues and earnings, and (ii) that have content that can be converted to interactive CD and distributed through the acquired company's existing sales channels. The Company believes that it may increase the profitability of acquired consumer oriented businesses by using its production expertise, developed in the corporate market, to offer interactive CD-based products to the consumer.

Liquidity and Capital Resources
During the first quarter of 1996, the Company generated positive cash flow from its operating activities. It is anticipated that such monthly fees generated by the agreement with Schlumberger will extend through August of 1996. At present, the Company has no other business backlog beyond August of 1996.

In addition to its positive operating cash flow, the Company generated approximately $86,973 in cash from the exercise of Common Stock warrants, the proceeds of which were used to finance growth and capital needs during the first quarter of 1996.

During the first quarter of 1996, the Company incurred capital expenditures of $26,058, which were primarily for computers and related CD production equipment. Such expenditures were consistent with those incurred during the first quarter of 1995.

At December 31, 1995, the Company was in default on three notes payable in the aggregate principal amount of $160,000 together with accrued interest of $7,111 due to three individuals, one of which was a beneficial owner of more than 5% of the outstanding Common Stock of the Company, and two of which were non-affiliates.  The notes were unsecured and accrued interest at a rate of 10% per year, which increased to 15% upon default.
On January 1, 1996, the Company issued warrants to the three individual note holders to purchase 80,000, 40,000 and 40,000 shares of Common
Stock, respectively, at $1.00 per share at any time prior to January 1, 1998.
During the first quarter of 1996, one of the non-affiliated note holders and the Company mutually agreed to convert the outstanding principal and accrued interest of $42,644 due under a promissory note to 85,288 shares of Common Stock of the Company and 85,288 warrants to purchase an additional share of Common Stock at $0.50 per share on or before
February 21, 1998.   At March 31, 1996, the Company was in default on
notes payable in the principal amount of $120,000 together with accrued interest of $9,500 due to the remaining two individuals.  Subsequent to the end of the first quarter of 1996, the Company began to repay the principal balance of the remaining unpaid promissory notes.
The Company expects to reduce in full all amounts due and payable under said notes on or before June 30, 1996.

Looking ahead, management believes that current cash balances and revenues generated from operating activities will not be sufficient to meet the Company's long term capital needs. In order to complete its operating plan for 1996, the Company intends to raise additional funds through the private placement of additional equity or convertible debt securities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise such capital when needed or on terms favorable to the Company.

In order to carry out its plans for additional corporate financing, the Company, on March 1, 1996, entered into an agreement with Institutional
Investors Consulting Company ("IICC") to provide exclusive investment advisory, brokerage participation and other financial services for the purpose of securing a maximum of $5,000,000 in additional equity and/or debt funding from investors and/or financial institutions.
Under the terms of the agreement, the Company obligated itself to pay commissions of varying percentages depending on the nature and amount of funds secured under the contract. As of March 31, 1996, the Company had not completed any financing under the terms of the contract with IICC.

In the event the Company is unsuccessful in raising a minimum of $3,500,000 in additional funds during 1996 upon acceptable terms, the business acquisitions planned by the Company in 1996 may, by necessity, be delayed or abandoned and operations of the Company reduced significantly.

During 1996, the Company anticipates receiving additional capital from the exercise of currently outstanding Common Stock warrants.
On May 15, 1996, warrants to purchase 600,000 shares of the Company's
Common Stock expire. However, there can be no assurance that any warrants will be exercised prior to their expiration

The Company's liquidity will be reduced as amounts are expended for continuing product development, expansion of sales and marketing activities and development of its administrative function. While not currently anticipated, the Company's liquidity could also be reduced if significant amounts were expended for additional facilities and equipment or to license or acquire proprietary technology owned by others or to legally defend its proprietary technology. Additionally, depending on market conditions or future business opportunities, the Company may decide to issue additional equity or debt securities for cash or to acquire assets or technology of others as discussed above.
The working capital of the Company may also be used to acquire such assets or technology, reducing the funds available for alternative use.

Results of Operations
Revenue for the first quarter of 1996 increased by approximately
$184,000, or 206%, from the first quarter of 1995 primarily from the Company's contract to produce interactive safety training on CD-ROM for the Dowell Division of Schlumberger Technology Corporation.
The increase in revenue resulted primarily from the successful conclusion of the initial interactive program and the beginning of production on the remaining training programs .

Production expenses for the first quarter of 1996 were approximately
$77,000 and were consistent with such expenses during the same quarter of 1995.

Office expense during the first quarter of 1996 increased by approximately
$14,500, or 85%, compared to the first quarter of 1995 primarily because of increased postage, printing and telephone charges related to the Company becoming publicly traded.

Selling expenses during the first quarter of 1996 increased by approximately
$26,000, or 433%, compared to the first quarter of 1995 as a result of commissions paid on revenues generated by the Schlumberger contract.

Professional fees during the first quarter of 1996 increased by approximately $18,000, or 514%, compared to the first quarter of 1995 because of accounting fees and increased legal fees as a result of the two pending acquisitions, discussed above and the increase in expense associated with the Company becoming an SEC reporting company during the second quarter of 1995.

Investor relations fees during the first quarter of 1996 increased by approximately $16,000, or 160%, compared to the first quarter of 1995 primarily because of advertising and promotion of the Company in the public market. Expenses recognized during the first quarter of 1996 related primarily to the agreements with Investor Relations Corporation and with RDG Investments (See "Other", below). In June, 1995, the Company's
Common Stock began trading on the Nasdaq Bulletin Board under the symbol "CVIA".

Depreciation and amortization expenses during the first quarter of 1996 increased by approximately $20,000, or 100%, compared to the first quarter of 1995 as a result of equipment purchases and increases in intangible assets.

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1995, the Company had generated net operating loss carryforwards for financial reporting purposes of approximately $1.5 million available to reduce future federal income taxes. These carryforwards will begin to expire in 2007. The Company's ability to utilize the carryforwards could be limited by a "change in ownership," as such term is defined by federal income tax laws and regulations.

As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues.
However, the Company is currently operating with no backlog of orders or contracts to develop additional CD-ROM titles. As a result, quarterly operating results generally depend on the payments received under pre-existing or new contracts within the quarter, which are difficult to forecast.
The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition.
In addition, the Company plans to increase its operating expenses to fund greater levels of development, increase its sales and marketing operations, develop new distribution channels and broaden its customer support capabilities. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's services, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, mix of distribution channels through which products are sold, mix of products and services sold, and general economic conditions.
As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Other
The Company has retained the services of Investor Relations Corporation
("IRC") of Tulsa, Oklahoma under the terms of a services agreement dated
December 1, 1994 to provide certain investor relations functions for the Company and to serve as liaison to the current and potential shareholders of the Company. The principal owners of IRC are Rhonda R. Vincent, an officer and director of the Company and Gifford M. Mabie, the spouse of the founder, President and Chief Executive Officer of the Company.
As compensation to IRC for services rendered under the contract, the Company issued 500,000 shares of its voting Common Stock to IRC at a deemed value of $0.20 per share. IRC is expected to continue to assist the Company through the initial term of the contract in all aspects of the Company's communication with its securities holders and potential investors in the Company, including the preparation of annual and quarterly reports and the coordination of compliance with state and federal securities disclosure and reporting requirements. During the quarter ended March 31, 1996, the Company paid IRC $0 in fees and $5,800 in expense reimbursements.

In February, 1996, the Company entered into an agreement with RDG
Investments ("RDG") of Vancouver, British Columbia, to provide certain consulting services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and the Common Stock. Under the terms of the three year agreement, RDG received 378,000 shares of restricted Common Stock of the Company, which was valued at $219,000, or $0.58 per share (the closing price on the date of the agreement), and was recorded as a prepaid expense.
In addition, RDG was granted 500,000 incentive stock options at $0.10 per share, which will become exercisable upon the completion of certain performance objectives. A copy of the consulting agreement with RDG is filed as an Exhibit hereto.


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

During the first quarter of 1996, the Company issued 797,546 shares of its Common Stock without registration under the Securities Act of 1933, as amended (the "Securities Act") paramount to claim of exemption under
Section 4(2) of the Act and the regulations thereunder. Of such shares, 85,288 shares of Common Stock were issued at a price of $0.50 per share to a non-affiliated note holder in exchange for the cancellation of indebted-ness; 20,000 shares of Common Stock were issued to IICC at a deemed value of $0.50 per share under the terms of the IICC Consulting Agreement;
378,000 shares of Common Stock were issued to RDG at a deemed value of $0.58 per share pursuant to a consulting agreement; 40,000 shares of Common Stock were issued for various printing and publication services at a deemed value of $0.50 per share; 15,000 shares of Common Stock were issued for miscellaneous expenses at a deemed value of $0.50 per share; and 259,258 shares of Common Stock were issued at an average price of $0.34 per share pursuant to the exercise of outstanding Common
Stock purchase warrants.  See Part I-Item 2 "Management's Discussion and
Analysis of Financial Conditions and Results of Operations."

Item 3.	Defaults Upon Senior Securities

As of March 31, 1996, the Company was in default under the terms of two promissory notes in the aggregate principal amount of $120,000 together with interest of $9,500. See Part I-Item 2 "Management's
Discussion and Analysis of Financial Conditions and Results of
Operations." As of the date hereof, the total amounts due and payable under said promissory notes was $60,000 in principal and $10,250 in accrued interest.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the first quarter of the fiscal year ended March 31, 1996.

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
The following exhibits are filed as part of this report:

	Exhibit No.   	Description of Exhibits

	10.1		Consulting Agreement by and between the Company
			and RDG Investments dated February 1, 1996.

	27		Financial Data Schedule

(b)  Reports on Form 8-K
	No reports on Form 8-K were filed during the first quarter of 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORPORATE VISION, INC.
(Registrant)

June 28, 1996
(Date)

Rhonda R. Vincent
Rhonda R. Vincent
(Principal Financial Officer)

June 28, 1996
(Date)

Sheryl D. Mabie
Sheryl D. Mabie
(Principal Executive Officer)

