Form 10-Q
period 1996-06-30
CORPORATE VISION INC /OK
filed 1996-08-19
CIK 868074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

As of June 30, 1996, the Registrant had 11,801,708 shares of common stock, $0.01 par value, (the "Common Stock") issued and outstanding.

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

CORPORATE VISION, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)


                    Three        Three         Six        Six
                    Months       Months        Months     Months
                    Ended        Ended         Ended      Ended
                    6/30/96      6/30/95       6/30/96    6/30/95
                    -------      -------       -------    -------

Revenue		           $241,047	    $30,113		     $485,115  	$90,486

Production expenses
Personnel		         $80,238	     $81,405		     $150,089	  $154,475
Audio/Visual		      $23,709	     $ 1,984		     $ 30,002	  $  4,963
                    -------      -------       --------   --------
                    $103,947     $83,389       $180,092   $159,438

G&A
Office              $37,580      $22,515       $68,406    $39,497
Selling             $16,392      $14,778       $48,530    $21,089
Professional        $31,495      $13,046       $81,554    $27,090
Other               $ 1,367      $   225       $ 4,339    $   501
Depr/Amort          $40,842      $31,904       $81,683    $51,904
                    -------      -------       -------    -------
                    $127,676     $82,469       $284,511   $140,082

Income (loss) from
operations          $9,424      ($135,745)     $20,512   ($209,034)

Interest expense    $4,413       $2,990        $10,862    $5,852

Income (loss) before
income taxes        $5,011      ($138,735)     $9,649    ($214,887)

Provision for income
taxes               $0           $0            $0         $0

Net income (loss)   $5,011      ($138,735)     $9,649    ($214,887)

Earnings (loss)
per share           $0.00       ($0.02)        $0.00     ($0.03)

Weighted average
common shares       11,559,704   8,446,841     10,810,184  8,212,210



CORPORATE VISION, INC.
BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
(UNAUDITED)


                                 June 30,       December 31,
                                 1996           1995
                                 --------       ------------

ASSETS
Current Assets
Cash                             $24,165        $40,335
Accounts receivable               87,905              0
Prepaid exp. (related party)      83,334         66,667
Prepaid expenses                 112,004         36,469
                                 -------        -------
                                 307,408        143,471
                                 -------        -------

Property and Equipment
Property and equipment           604,342        535,811
Less:  accumulated depr         (290,911)      (245,773)
                                 -------        -------
                                 314,431        290,038
                                 -------        -------

Other Assets
Capitalized software              89,107        101,837
Goodwill                          96,713        110,529
Other assets                     200,525        109,339
Licensing agreements              50,610         55,052
Consulting agreements            445,246         66,953
Marketing and Distr               38,888         44,445
                                 -------        -------
                                 921,089        488,155
                                 -------        -------

TOTAL ASSETS                    $1,542,928      $921,664

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable                $53,038         $ 1,000
Accrued liabilities              16,049          40,238
Notes payable                    15,000         160,000
Payable to stockholders
   (related party)               55,867         122,512
Current portion long term
   debt                          19,307          32,966
                                 -------        -------
                                 159,261        356,716
                                 -------        -------
Long Term Liabilities
Long term debt                   31,213          38,712
Deferred income taxes            15,600          15,600
                                 ------          ------
                                 46,813          54,312
                                 ------          ------

Stockholders Equity
Common stock, $0.01 par value
   11,801,708 and 9,491,175
   shares issued and
   outstanding at June 30,
   1996 and December 31, 1995    118,017         94,914
Paid in capital                  2,722,804       1,929,340
Accumulated deficit             (1,503,967)     (1,513,616)
                                -----------     -----------
                                 1,336,854         510,636
                                -----------     -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY             1,542,928         921,664
                                -----------     -----------



CORPORATE VISION, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(UNAUDITED)


                                 Six months        Six months
                                 ended             ended
                                 June 30,          June 30,
                                 1996              1995
                                 ----------        ----------

Cash Provided By (Used In)
Operating Activities
Net Income (loss)                   $9,649         ($214,887)
Noncash charges to earnings:
  Depreciation/Amortization         81,683            51,904
  Consulting service exp            21,000                 0
  Other                             46,142             1,647
Changes in operating assets
and liabilities:
  Accounts receivable              (87,905)            1,500
  Accounts payable                  52,038            (4,101)
  Other current liabilities        (24,189)           41,658
                                   --------           -------
                                    98,418           (122,278)

Cash Provided By (Used In)
Investing Activities
Investment in other assets         (91,186)          (188,190)
Purchase of equipment              (69,531)           (24,118)
                                  ---------          ---------
                                  (160,717)          (212,309)
                                  ---------          ---------

Cash Provided By (Used In)
Financing Activities
Loans from stockholders
   (related party)                       0             40,954
Payment of stockholder
   loans (related party)           (66,645)                 0
Payments of loans from
   non-affiliated stock
   holders                        (145,000)                 0
Payments of long term debt         (21,158)           (28,382)
Proceeds from common stock
   issuance                        278,932            252,841
                                  ---------           --------
                                    46,129            265,413
                                  ---------           --------

Net change in cash                 (16,170)           (69,174)
Cash at beginning of period         40,335            106,769
                                  ---------           --------
Cash at end of period               24,165             37,595
                                  ---------           --------

Supplemental Disclosures
Cash paid for interest and
income taxes:
   Interest                       $10,862             $5,852
   Income taxes                         0                  0

Non-cash investing and
financing activities:
   Stock issued to Trident              0              5,556
   Stock issued for "Final Jihad"       0             12,195
   Stock issued to convert note
      payable to stockholder       42,644                  0
   Stock issued for services
      in advance (related party)   25,000                  0
   Stock issued for services
      rendered by non-affiliates  466,495            139,593


Item 2.	Management's Discussion and Analysis of Financial Condition
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

As of June 30, 1996, the Company was principally involved in the development and production of interactive training programs on CD-ROM for one corporate customer, the Dowell Division of Schlumberger Technology Corporation, an international well logging, seismic and service company, under a production agreement dated January 1, 1995. Payments to the Company for services rendered under the agreement commenced during 1995 and continued at regular intervals during the second quarter of 1996.

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

The letter of intent with TVP is non-binding on either party and is subject to the execution of a definitive agreement. As of June 30, 1996, the Company had not entered into a definitive agreement with TVP, pending successful completion of the corporate financing for the cash component of the consideration required under the terms of the TVP letter of intent. Successful completion of the corporate financing and the acquisition of TVP may necessarily result in material expense for CVI and substantial dilution of the interests of the current CVI shareholders.



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

The letter of intent with IAM is non-binding on either party and is subject to the execution of a definitive agreement. As of June 30, 1996, the Company had not entered into a definitive agreement with IAM pending successful completion of the corporate financing for the cash component of the consideration required under the terms of the IAM agreement. Successful completion of the corporate financing and the acquisition of IAM may necessarily result in material expense for CVI and substantial dilution of the interest of the current shareholders of CVI.

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

CVI intends to acquire companies with existing revenues and earnings, that (i) increase CVI's interactive CD production capabilities, (ii) expand CVI's corporate client base, or (iii) have high quality "off the shelf" corporate training or professional education products that can be converted to interactive CD and distributed through the acquired company's existing sales channels.

Liquidity and Capital Resources
For the six months ended June 30, 1996, the Company generated positive cash flow from its operating activities as a result of the monthly fees collected from Schlumberger, the Company's only client. It is anticipated that such monthly fees will extend through September of 1996. At present, the Company has no other business backlog beyond September of 1996.

In addition to its positive operating cash flow, the Company has generated approximately $278,932 in cash from the exercise of Common Stock options and warrants, the proceeds of which were used to finance growth and capital needs during the first six months of 1996.

During the second quarter of 1996 and the six months ended
June 30, 1996, the Company incurred capital expenditures of $43,472 and $69,531, respectively, which were primarily for computers and related CD production equipment. Such expenditures were consistent with those incurred during the second quarter of 1995.

At December 31, 1995, the Company was in default on three notes payable in the aggregate principal amount of $160,000 together with accrued interest of $7,111 due to three individuals, one of which was a beneficial owner of more than 5% of the outstanding Common Stock of the Company, and two of which were non-affiliates.  The notes were unsecured and accrued interest at a rate of 10% per year, which increased to 15% upon default. On January 1, 1996, the Company issued warrants to the three individual note holders to purchase 80,000, 40,000 and 40,000 shares of Common Stock, respectively, at $1.00 per share at any time prior to January 1, 1998. During the first quarter of 1996, one of the non-affiliated note holders and the Company mutually agreed to convert the outstanding principal and accrued interest of $42,644 due under a promissory note to 85,288 shares of Common Stock of the Company and 85,288 warrants to purchase additional shares of Common Stock at $0.50 per share on or before
February 21, 1998.   At June 30, 1996, the Company was in default
on notes payable in the principal amount of $15,000 together with accrued interest of $12,272 due to the remaining two individuals. Subsequent to the end of the second quarter of 1996, the Company repaid the principal balance and accrued interest of the remaining unpaid promissory notes..

Looking ahead, management believes that current cash balances and revenues generated from operating activities will not be sufficient to meet the Company's short term or long term capital needs. In order to complete its operating plan for 1996, the Company intends to raise additional funds through the private placement of additional equity or convertible debt securities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's stockholders. There can be no assurance that the Company will be able to raise such capital when needed or on terms favorable to the Company.

In order to carry out its plans for additional corporate financing, the Company, on March 1, 1996, entered into an agreement with Institutional Investors Consulting Company ("IICC") to provide exclusive investment advisory, brokerage participation and other financial services for the purpose of securing a maximum of $5,000,000 in additional equity and/or debt funding from investors and/or financial institutions. Under the terms of the agreement, the Company obligated itself to pay commissions of varying percentages depending on the nature and amount of funds secured under the contract. As of June 30, 1996, the Company had not completed any financing under the terms of the contract with IICC.

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

Results of Operations
Revenue for the second quarter of 1996 was $241,047, an increase of 700%, from the second quarter of 1995 primarily from the Company's contract to produce interactive safety training on CD-ROM for the Dowell Division of Schlumberger
Technology Corporation.  For the six months ended
June 30, 1996, revenue was $485,115, an increase of 436% from the six months ended June 30, 1995. The increase in revenue resulted primarily from the successful conclusion of the initial interactive program and the beginning of production on the remaining training programs .

Production expenses for both the second quarter of 1996 and the six month ended June 30, 1995 were consistent with such expenses incurred during the same periods of 1996.

Office expense during the second quarter of 1996 increased by approximately $14,500, or 85%, compared to the second quarter of 1995 primarily because of increased postage, printing and telephone charges related to the Company becoming publicly traded.

Selling expenses during the second quarter of 1996 and the six months ended June 30, 1996 increased as a result of commissions paid on higher revenues generated by the Schlumberger contract.

Professional fees during the second quarter of 1996 and the six months ended June 30, 1996 increased primarily as a result of costs related to the Company's compliance with various reporting requirements of the SEC and as a result of costs related to developing the Company's presence in the public financial market.

Depreciation and amortization expenses during the second quarter of 1996 and the six months ended June 30, 1996 as a result of equipment purchases and increases in intangible assets.

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

Other
The Company has retained the services of Investor Relations Corporation ("IRC") of Tulsa, Oklahoma under the terms of a services agreement dated December 1, 1994 to provide certain investor relations functions for the Company and to serve as liaison to the current and potential shareholders of the Company.
The principal owners of IRC are Rhonda R. Vincent, an officer and director of the Company and Gifford M. Mabie, the spouse of the founder, President and Chief Executive Officer of the Company. As compensation to IRC for services rendered under the contract, the Company issued 500,000 shares of its voting
Common Stock to IRC at a deemed value of $0.20 per share.
IRC is expected to continue to assist the Company through the initial term of the contract in all aspects of the Company's communication with its securities holders and potential investors in the Company, including the preparation of annual and quarterly reports and the coordination of compliance with state and federal securities disclosure and reporting requirements. During the quarter ended June 30, 1996, the Company paid IRC $18,000 in fees and $15,800 in expense reimbursements related to the services provided in the contract. In addition, the Company paid $20,000 to IRC for services rendered in assisting the Company with the pending acquisitions and proposed funding.

In February, 1996, the Company entered into an agreement with RDG Investments ("RDG") of Vancouver, British Columbia, to provide certain consulting services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and the Common Stock. Under the terms of the three year agreement, RDG received 378,000 shares of restricted Common Stock of the Company, which was valued at $219,000, or $0.58 per share (the closing price on the date of the agreement), and was recorded as a prepaid consulting agreement. During the second quarter of 1996, RDG received an additional 162,000 shares of restricted Common Stock of the Company, which was valued at $0.58 per share and was recorded as a prepaid consulting agreement..


PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

During the second quarter of 1996, the Company issued 1,512,987 shares of its Common Stock without registration under the Securities Act of 1933, as amended (the "Securities Act") paramount to claim of exemption under Section 4(2) of the Act and the regulations thereunder. Of such shares, 221,000 shares of Common Stock were issued at a price of $0.50 per share in connection with a private placement, 279,987 shares of Common Stock were issued at a price of $0.50 per share pursuant to the exercise of common stock warrants.

During the second quarter of 1996, the Company issued 1,012,000 shares of its Common Stock through the exercise of stock options pursuant to the Company's Stock Option Plan (the "Plan"). Shares issued pursuant to the Plan are covered by an effective Registration Statement under the Securities Act of 1993, as amended
(the "Securities Act").

Item 3.	Defaults Upon Senior Securities

As of June 30, 1996, the Company was in default under the terms of two promissory notes in the aggregate principal amount of $15,000 together with interest of $12,272,. See Part I-Item 2 "Management's Discussion and Analysis of Financial Conditions and Results of Operations." As of the date hereof, the notes payable and accrued interest were paid in full.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 23, 1996, the Company had its Annual Meeting of
Shareholders during which the shareholders voted to re-elect the present Board of Directors and to retain the Company's independent accountants. Of the 10,288,721 outstanding shares eligible to vote, 7,002,786 votes were cast, representing 68% of the outstanding shares.

 The following voting results were tabulated:

                   					For		     Against     Abstain		  Total
Board of Director		     6,994,786	      0		     8,000		  7,002,786
Independent Accountants 6,982,627	  8,659		    11,500		  7,002,786


Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
None

(b)  Reports on Form 8-K
No reports on Form 8-K were filed during the second quarter of 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE VISION, INC.
(Registrant)

August 15, 1996
(Date)

/s/ Rhonda R. Vincent
Rhonda R. Vincent, Vice President