Form 10-Q
period 1996-09-30
CORPORATE VISION INC /OK
filed 1996-11-20
CIK 868074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

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

As of September 30, 1996, the Registrant had 12,461,708 shares of common stock, $0.01 par value, (the "Common Stock") issued and outstanding.

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

CORPORATE VISION, INC.
BALANCE SHEETS
(UNAUDITED)

                                       September 30,      December 31,
                                                1996              1995
ASSETS
Current Assets
  Cash                                       $42,936           $40,335
  Accounts receivable                          7,559                 0
  Prepaid expenses (related party)            58,334            66,667
  Prepaid expenses                           128,969            36,469
  Other                                       20,535                 0
                                        ------------       -----------
Total Current Assets                         258,333           143,471
                                        ------------       -----------

Property and Equipment
  Property and equipment                     624,849           535,811
  Less:  A/Depreciation                     (313,480)         (245,773)
                                        ------------       -----------
Net Property and Equipment                   311,369           290,038
                                        ------------       -----------

Other Assets
  Capitalized software                        82,742           101,837
  Goodwill                                    89,805           110,529
  Other assets                               245,433           109,339
  Licensing agreement                         48,389            55,052
  Consulting agreements                      642,285            66,953
  Marketing and distribution                  36,109            44,445
                                        ------------       -----------
Total Other Assets                         1,144,763           488,155
                                        ------------       -----------

TOTAL ASSETS                              $1,714,465          $921,664
                                        ------------       -----------

LIABILITIES AND EQUITY
Current Liabilities
  Accounts payable                           $37,527            $1,000
  Accrued liabilities                          9,726            40,238
  Notes payable                                    0           160,000
  Related party payables                      62,853           122,512
  Current portion of LTD                      16,190            32,966
                                        ------------       -----------
Total Current Liabilities                    126,296           356,716
                                        ------------       -----------

Long Term Liabilities
  Long term debt                              31,213            38,712
  Deferred income taxes                       15,600            15,600
                                        ------------       -----------
Total Long Term Liabilities                   46,813            54,312
                                        ------------       -----------

Stockholders' Equity
  Preferred Stock, $0.01 par value
    1,000,000 shares authorized                    0                 0
  Common Stock, $0.01 par value
    20,000,000 shares authorized
    12,461,708 and 9,491,175 shares
    issued and outstanding at
    September 30, 1996 and
    December 31, 1995, respectively.         124,617            94,912
  Additional paid in capital               2,914,244         1,929,340
  Accumulated deficit                     (1,497,505)       (1,513,616)
                                         -----------       -----------
Total Stockholders' Equity                 1,541,356           510,636
                                         -----------       -----------

TOTAL LIABILITIES AND EQUITY              $1,714,465          $921,664
                                         -----------       -----------


CORPORATE VISION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)


                       3-MOS         3-MOS        9-MOS        9-MOS
                       ENDED         ENDED        ENDED        ENDED
                       9/30/96       9/30/95      9/30/96      9/30/95

Revenue                $252,465      $102,792     $737,580     $193,456

Production Expenses
  Personnel              91,774       108,773      236,283      225,782
  Audio/Visual            8,386         9,315       41,271       16,025
                       --------      --------     --------     --------
Total Production Exp.   100,160       118,088      277,554      241,807
                       --------      --------     --------     --------
G&A
  Office                 32,151        34,273      104,963       57,670
  Selling                47,114        31,539      101,198       64,219
  Professional Fees      15,409        64,224       93,913      315,757
  Depreciation           40,842        20,000      122,525       71,904
                       --------      --------     --------     --------
Total G&A               135,516       150,036      422,599      509,550
                       --------      --------     --------     --------
Income from Operations   16,789      (165,332)      37,427     (557,901)

Interest Expense         10,454            92       21,316        4,964

Income before Taxes       6,335      (165,424)      16,111     (562,865)

Provision for Taxes           0             0            0            0
                       --------      --------     --------     --------
Net Income (Loss)         6,335      (165,424)      16,111     (562,865)
                       --------      --------     --------     --------
EPS                       $0.00        $(0.02)       $0.00       $(0.07)
                       --------      --------     --------     --------
WACS                 12,296,760     8,446,841   11,191,445    8,212,210
                     ----------     ---------   ----------    ---------


CORPORATE VISION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                   9-MOS                9-MOS
                                   ENDED                ENDED
                                   9/30/96              9/30/95

Operating Activities
  Net Income                       $16,111              $(562,865)
  Non-cash charges to earnings:
    Depreciation                   122,525                 71,904
    Expenses paid with Stock        25,500                119,640
  Changes in operating assets
    and liabilities:
    Accounts receivable             (7,559)                (1,287)
    Accounts payable                36,527                 30,569
    Prepaid assets                 (12,500)                     0
    Other current liabilities      (27,868)                     0
                                  ---------              ---------
Cash Provided By (Used In)
Operating Activities               152,736               (342,039)
                                  ---------              ---------

Investing Activities
  Investment in other assets      (136,094)                     0
  Purchase of equipment            (89,038)               (54,850)
                                  ---------              ---------
Cash Provided By (Used In)
Investing Activities              (225,132)               (54,850)
                                  ---------              ---------

Financing Activities
  Related party loans               23,500                102,862
  Payments of related party loans  (83,038)                     0
  Stockholder loans                      0                120,000
  Payments of stockholder loans   (120,000)                     0
  Payments of long term debt       (24,275)               (38,599)
  Proceeds from issuance of stock  278,931                156,636
                                  ---------              ---------
Cash Provided By (Used In)
Financing Activities                74,997                339,899
                                  ---------              ---------

Net Change in Cash                   2,601                (56,990)

Beginning Cash                      40,335                106,769
                                  ---------              ---------

Ending Cash                        $42,936                $49,779
                                  ---------              ---------

Supplemental Disclosures
Cash paid for interest              18,672                     92
Cash paid for income taxes               0                      0

Non-cash investing and financing
activities:
  Stock issued to Trident
     shareholders                        0                  5,556
  Stock issued for "The Final
     Jihad" rights                       0                 12,195
  Stock issued to convert note
     payable to stockholder
     (non-affiliate)                42,644                      0
  Stock issued in advance for
     services rendered by non-
     affiliates                    688,535                185,010


Item 2.	Management's Discussion and Analysis of Financial Condition and
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

As of September 30, 1996, the Company was principally involved in the development and production of interactive training programs on CD-ROM for one corporate customer, the Dowell Division of Schlumberger Technology Corporation, an international well logging, seismic and service company, under a production agreement dated January 1, 1995. Payments to the Company for services rendered under the agreement commenced during 1995 and continued at regular intervals during the third quarter of 1996.

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

The Company has signed a non-binding letter of intent with Texas Video
& Post discussed below, and subsequent to completing the TVP transaction, the Company plans to pursue other acquisition opportunities.

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

The letter of intent with TVP is non-binding on either party and is subject to the execution of a definitive agreement. As of September 30, 1996, the Company had not entered into a definitive agreement with TVP, pending successful completion of the corporate financing necessary for working capital and for the cash component of the consideration required under the terms of the TVP letter of intent. Successful completion of the corporate financing and the acquisition of TVP may necessarily result in material expense for CVI and substantial dilution of the interests of the current CVI shareholders.


InterActive Media
On January 25, 1996, CVI entered into a letter of intent to acquire 100% of the common stock of InterActive Media, Inc. (IAM), a privately-held producer of custom CD-ROM programs for the corporate and consumer markets. As of September 30, 1996, the Company had not entered into a definitive agreement with IAM pending successful completion of the corporate financing and the successful completion of the TVP acquisition.


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

Liquidity and Capital Resources
For the nine months ended September 30, 1996, the Company generated positive cash flow from its operating activities as a result of the monthly fees collected from Schlumberger, the Company's only client.
It is anticipated that such monthly fees will extend through December of 1996. At present, the Company has no other business backlog beyond December of 1996. In the event the Company is unsuccessful in obtaining additional business beyond December of 1996, the Company in 1996 may, by necessity, reduce significantly its operating activities.

As of September 30, 1996, the Company has generated approximately $278,931 in cash from the issuance of Common Stock and the exercise of Common Stock options and warrants, the proceeds of which were used to finance growth and capital needs during the first nine months of 1996.

During the third quarter of 1996 and the nine months ended September 30, 1996, the Company incurred capital expenditures of $13,631 and $89,038, respectively, which were primarily for computers and related CD production equipment. Such expenditures were consistent with those incurred during the same periods in 1995.

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

In order to carry out its plans for additional corporate financing, the Company, on March 1, 1996, entered into an agreement with Institutional Investors Consulting Company ("IICC") to provide exclusive investment advisory, brokerage participation and other financial services for the purpose of securing a maximum of $5,000,000 in additional equity and/or debt funding from investors and/or financial institutions. As of September 30, 1996, the Company had not completed any financing under the terms of the contract with IICC and has begun seeking other investment sources. Although the Company is presently working with other possible investment sources, there can be no assurance that the Company will be able to capital when needed or on terms favorable to the Company.

In the event the Company is unsuccessful in raising a minimum of $2,500,000 in additional funds during 1996 upon acceptable terms, the business acquisition planned by the Company in 1996 may, by necessity, be delayed or abandoned and operations of the Company reduced significantly.

The Company's liquidity will be reduced as amounts are expended for continuing product development, expansion of sales and marketing activities and development of its administrative function. While not currently anticipated, the Company's liquidity could also be reduced if significant amounts were expended for additional facilities and equipment or to license or acquire proprietary technology owned by others. Additionally, depending on market conditions or future business opportunities, the Company may decide to issue additional equity or debt securities for cash or to acquire assets or technology of others as discussed above. The working capital of the Company may also be used to acquire such assets or technology, reducing the funds available for alternative use.

Results of Operations
Revenue for the third quarter of 1996 was $252,465, an increase of 145%, from the third quarter of 1995 primarily from the Company's contract to produce interactive safety training on CD-ROM for the Dowell Division of Schlumberger Technology Corporation. For the nine months ended
September 30, 1996, revenue was $737,580, an increase of 281% from the nine months ended September 30, 1995. The increase in revenue resulted primarily from the successful conclusion of the initial interactive program and the beginning of production on the remaining training programs.

Production expenses for nine months ended September 30, 1996 were 15% greater than the same period of 1995 as a result of an increased number of employees.

Office expense during the third quarter of 1996 were consistent with office expense for the third quarter of 1995. For the nine month ended September 30, 1996, office expenses were nearly 50% greater than the same period in 1995 primarily because of an increased in the number of employees.

Selling expenses during the third quarter of 1996 and the nine months ended September 30, 1996 increased as a result of commissions paid on higher revenues generated by the Schlumberger contract and increased marketing costs designed to generate additional business during 1997.

Professional fees during the third quarter of 1996 and the nine months ended September 30, 1996 decreased primarily as a result of capitalized costs related to the Company's acquisition efforts and related to developing the Company's presence in the public financial market. During the fourth quarter of 1996, Management expects significant write-offs associated with consulting contracts paid for by issuing Common Stock of the Company.

Depreciation and amortization expenses during the third quarter of 1996 and the nine months ended September 30, 1996 increased as a result of equipment purchases and increases in other assets.

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1995, the Company has generated net operating loss carryforwards for financial reporting purposes of approximately $1.5 million available to reduce future federal income taxes. These carryforwards will begin to expire in 2007. The Company's ability to utilize the carryforwards could be limited by a "change in ownership," as such term is defined by federal income tax laws and regulations.

As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues. However, the Company is currently operating with no backlog of orders or contracts to develop additional CD-ROM titles. As a result, quarterly operating results generally depend on the payments received under pre-existing or new contracts withing the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition.
In addition, the Company plans to increase its operating expenses to fund greater levels of development and increase its sales and marketing operations. To the extent that such expenses precede or are not subsequently followed by increased revenues or financing, the Company's business, operating results and financial condition will be materially adversely affected.

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


Other
The Company has retained the services of Investor Relations Corporation
(IRC) of Tulsa, Oklahoma, under the terms of a services agreement dated December 1, 1994, to provide certain investor relations functions for the Company and to serve as liaison to the current and potential shareholders of the Company. The principal owners of IRC are Rhonda R. Vincent, an officer and director of the Company and Gifford M. Mabie, the spouse of the founder, President and CEO of the Company. Under the terms of the three year contract, the Company issued 500,000 shares of its Common Stock to IRC at a deemed value of $0.20 per share.
IRC is expected to continue to assist the Company through the initial term of the contract in all aspects of the Company's communication with its securities holders and potential investors of the Company, including the preparation of annual and quarterly reports and the coordination of compliance with state and federal securities disclosure and reporting requirements.

During the quarter ended September 30, 1996, the Company paid $33,500 to IRC for services rendered in assisting the Company with the pending acquisitions and proposed funding.

In February, 1996, the Company entered into a three year agreement with RDG Investments ("RDG") of Vancouver, British Columbia, to provide certain consulting services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and the Common Stock. Under the terms of the three year agreement, RDG received
550,000 shares of restricted Common Stock of the Company, which was valued at $300,000, or $0.55 per share, and was recorded as a prepaid consulting agreement. In addition, RDG received 400,000 stock options at an exercise price of $0.10 per share, which have since been exercised.
The $40,000 was recorded as a prepaid consulting agreement.

In July, 1996, the Company entered into an agreement with RMJ & Associates ("RMJ") of Houston, TX to provide certain financial public relations services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and the Common Stock. Under the terms of the agreement, RMJ received 600,000 stock options at an exercise price of $0.30 per share, which have since been exercised.
The $180,000 was recorded as a prepaid consulting agreement.


PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

During the third quarter of 1996, the Company issued 50,000 shares of its Common Stock without registration under the Securities Act of 1933, as amended (the "Securities Act") paramount to claim of exemption under
Section 4(2) of the Act and the regulations thereunder. The 50,000 shares of Common Stock were issued at a price of $0.50 per share in connection with

During the third quarter of 1996, the Company issued 600,000 shares of its Common Stock through the exercise of stock options pursuant to the Company's Stock Option Plan and 10,000 shares of its Common Stock through the exercise of stock options pursuant to the Company's Employee Stock Option Plan (collectively known as the "Plans"). Shares issued pursuant to the Plans are covered by an effective Registration Statement under the Securities Act of 1993, as amended (the "Securities Act").

Item 3.	Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
None

(b)  Reports on Form 8-K
	No reports on Form 8-K were filed during the third quarter of 1996.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CORPORATE VISION, INC.
(Registrant)



/s/  Rhonda R. Vincent
Rhonda R. Vincent, Vice President

November 19, 1996
Date