Form 10KSB
period 1996-12-31
CORPORATE VISION INC /OK
filed 1997-04-16
CIK 868074

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

                   Commission File Number:  0-18824

                        CORPORATE VISION, INC.
          (Exact name of registrant as specified in its charter)


           Oklahoma                                  	   73-1380820
(State or jurisdiction of incorporation)  (I.R.S. Employer Identification No.)

             8908 South Yale Avenue, Suite 360   Tulsa, OK  74137
                  (Address of principal executive offices)

                               (918) 488-0057
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock
                                                            ($0.01 par value)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB   [ X ]

The issuer's revenues for the year ended December 31, 1996:  $931,747

The aggregate market value of the voting stock held by non-affiliates as of March 31, 1997 was $3,651,286.

At March 31, 1997, the issuer had 12,620,638 shares of Common Stock, $0.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 9, 10, 11, and 12 of Part III are incorporated by reference from the definitive Proxy Statement related to the Registrant's Annual Meeting of Stockholders to be held May 28, 1997. The definitive Proxy Statement will be filed within 120 days of the end of the Registrant's fiscal year.

                                    PART I

Item 1.	Business.

Business Development
Corporate Vision, Inc. ("CVI" or "the Company") was incorporated under the laws of Oklahoma in November, 1990. The Company operated as a privately-held corporation until May, 1995, when the shareholders of CVI approved a merger of the Company with Trident Enterprises, Inc. a company subject to the reporting requirements of the Securities Exchange Act of 1934. Subsequent to the merger, Trident ceased to exist and the Company became the surviving corporation. In June, 1995, the Company's common stock began trading on the OTC Bulletin Board under the symbol "CVIA."

Business of Issuer
CVI is an interactive multimedia production company that develops and produces custom CD-ROM, CD-i, On-line, and Internet products for the corporate and consumer markets. The Company's primary business has centered on developing custom CD-ROM and CD-i applications for companies to use in their training and marketing activities.

Since June, 1995, the Company was principally involved in the development and production of interactive training programs on CD-ROM for one corporate customer, the Dowell Division of Schlumberger Technology Corporation, an international well logging, seismic and service company, under a production agreement dated January 1, 1995. Payments to the Company for services rendered under the agreement commenced during 1995 and continued at regular intervals during 1996. The Company completed the interactive training project for Dowell during December 1996. As of December 31, 1996, the Company had no backlog of orders or new contracts to develop additional CD-ROM titles.

Since its inception in 1991, the Company has generated increasing revenues and has not generated positive earnings from operations, but rather has incurred losses. See "Financial Statements." As a result, the Company has been materially dependent on the issuance of its common stock for cash, debt and services to provide liquidity for its operations.

It is expected that the Company will be dependent for the foreseeable future upon the successful completion of additional corporate financings, including the sale of its common stock, convertible debt, and warrants in public and private offerings for such consideration as may be necessary under the circumstances, rather than earnings to continue the conduct of its business activities as discussed below. There can be no assurance such offerings can be successfully concluded (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" ).

Industry Overview
The audio CD was one of the great success stories of the 1980's, revolutionizing the recorded music business in less than five years. Today, CD-ROM, CD-i, the Internet and Interactive TV are setting the stage for a similar revolution in the way employees are trained, products are sold, and in the way consumers are informed and entertained.

Factors driving this fundamental change are the proliferation of multimedia-capable and networked personal computer systems, the availability of libraries of information or content in digital format; and the advances being made toward broad band communications that will bring with it virtually unlimited transmission capacity, and the eventual merger of computing and broadcast technologies.

The business market, estimated at $2 Billion in 1994, is expected to grow to
$10-$19 Billion by 1998.   In a recent study by The Gartner Group, nearly
half of the 217 respondents said their organizations had a multimedia project in production or in the prototype and pilot stages. According to Dataquest, the primary uses of interactive multimedia in business are Sales Presentations (40%), Training (33%), Advertising/Kiosks (5%), and Other (22%).

The consumer market, estimated today at $16 Billion, is expected to grow at an average of 65% per year for the next five years. One significant growing segment is CD-ROM title programs that retail for $29.99 to $79.99. The revenue and profit potential in this market will expand with the growing penetration of CD-ROM drives and multimedia PCs in the home and office.

Future markets for CVI include development of content for on-line services (e.g. America On-Line, Compuserv, the Internet, etc). The emergence of 500 channel cable systems and interactive television (ITV), which is being driven by major investments by communication, entertainment and information corporate giants such as Time-Warner, Viacom, USWest, Paramount, Sony, etc., also offers opportunities for the development of proprietary programming.

Statistics published in the January 1996 issue of CD-ROM Professional indicate market growth as shown in the following examples:

Corporations "Hit the Net" - Three-quarters of U.S. companies report they will be on the Internet within two years, according to the survey, Corporate Communications and the Internet. More than one-third of the companies polled already have Internet sites, while a similar number plan to be on the Internet within two years.

Online Subscriber Numbers Up - An Information & Interactive Services Report quarterly survey sees a 15% increase in the third quarter of 1995, to nearly 10 million, or a 78% increase in the customer base of consumer-oriented online services since the end of the third quarter in 1994.

CD Software Sales in excess of $350 Million - The Software Publishers Association puts CD software sales worldwide far in excess of $350 Million, an increase of over 200% compared to sales for 1995.

Rapid Growth in Interactive Digital Media - The Veronis Suhler & Associates 13th annual communications industry report suggests that interactive digital media experienced another year of rapid growth. Revenues rose 43.2 percent over the previous year to $2.4 billion. The report states that over the last five years, interactive digital media has been the fastest growing segment in the communications industry, enjoying a 33.5 percent compound annual rate of revenue growth.

The industry's growth rates and immediate trend towards consolidation appears to offer a unique opportunity for CVI to establish market share by acquiring other companies within the multimedia industry.

Growth Strategy
To the extent that it has the capital resources to do so, the Company intends to pursue a business strategy that emphasizes acquiring companies in the video production and multimedia businesses that enhance the Company's production capabilities and expand its client base. By acquiring superior production capabilities, and providing the working capital necessary to develop marketing and distribution strengths, the Company plans to expand its scope of products and services to the corporate market as well as to develop interactive products for the consumer market and broadcast programming for cable, satellite and interactive television.

The Company believes that it may increase the profitability of acquired businesses by consolidating administrative activities, such as purchasing, accounting and finance, which would allow management of the acquired companies to focus exclusively on production, sales and marketing activities and by providing the working capital necessary for the expansion of revenues and earnings. CVI expects to select acquisition candidates based on the following criteria:

a. Companies with existing revenues and earnings, that increase CVI's interactive CD production capabilities, expand its corporate client base, or that have high quality "off the shelf" corporate training or professional education products that can be converted to interactive CD and distributed through the acquired company's existing sales channels.

b. Companies with existing revenues and earnings that are content-based (i.e. have rights to movies, books, music, or images), and that have content that can be converted to interactive CD and distributed through the acquired company's existing sales channels. The Company believes that it may increase the profitability of acquired consumer oriented businesses by using its production expertise, developed in the corporate market, to offer interactive products to the consumer.

The Company has signed non-binding letters of intent with two privately-held companies and is actively searching for other acquisition opportunities. Because the timing and size of acquisitions are difficult to forecast and because the completion of acquisitions is dependent upon the Company raising sufficient capital, there can be no assurance that such capital can be raised in a timely manner, or if raised, that the acquisitions currently contemplated or future acquisition opportunities can be completed and successfully integrated into the operations of the Company.

Sales and Distribution
Clients for custom CD training titles are those companies for which conversion from traditional classroom training to interactive CD training would be economically advantageous. Clients for custom CD marketing titles are those companies that have a complex product or service and are either seeking new marketing channels or are investigating methods to enhance marketing effectiveness. The Company primarily uses independent sales consultants, most of whom have existing relationships with Fortune 500 companies, to directly solicit business on behalf of the Company.

A custom interactive CD marketing or training title can range in cost from $25,000 for a simple generic production to well over $1,000,000 for a feature rich extensive production. Contracts generally average $300,000 for custom training titles and $100,000 for custom marketing titles. Because the custom titles are "big ticket" items, the sales cycle can average 12 months or longer.

Product Development
The concept and outline for an interactive CD title are created by a production team, which consists of subject matter experts, graphic artists, writers, computer programmers, audio technicians and video editors. The Company shoots original video footage (or uses a client's existing video), then edits and digitizes the video. The Company records voice over narration, edits and mixes prerecorded music from its music library, and combines the elements together into final audio files. Animation, graphics and the scanning and enhancing of photographs or other images are all performed in-house. The audio and video files are programmed together to produce the contents of the interactive CD program. The program is then tested and recorded onto a master interactive compact disc from which many copies may be produced and sold.

Competition
The interactive CD market is highly fragmented and populated mainly with small independent producers of CD-ROM titles. The 15th edition of the CD-ROM Directory lists 13,000 such titles that have been produced by an estimated 2,000 companies. Demand for CD-ROM titles and a corresponding increase in production capacity does not necessarily mean an increase in competition.

The Company has found that relatively few interactive production companies have targeted the corporate training market. CVI has made over 30 presentations to corporations, many of which are still in the decision making process, and to-date has encountered direct competition from another CD-ROM production company approximately 10% of the time. Over time, however, competition can be expected to increase as more multimedia companies enter the market to meet demand for product. Some of the competitors of the Company may be expected to have far greater experience, financial resources and/or more personnel than the Company in the development, production and distribution of CD-ROM products. There can be no assurance that the Company can compete successfully.

Employees
As of December 31, 1996, the Company had five (5) full-time employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relationship with employees is excellent.

Cautionary Statement and Risk Factors
Cautionary Statement Regarding Forward-Looking Statements. In the interest of providing the Company's shareholders and potential investors with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Report relate to management's future plans and objectives or to the Company's future economic and financial performance. Such statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

Although any forward-looking statements contained in this report or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things: the Company's ability to generate sufficient cash flow from operations to meet its current and future obligations, the Company's ability to access external sources of debt and equity capital; the Company's ability to identify, evaluate and acquire other companies; and other such risks and certainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. These and other risks are described elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicated. In addition, forward-looking statements are based on management's knowledge and judgment as of the date of this report, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

History of Losses; Accumulated Deficit. For the years ended December 31, 1996 and 1995, the Company incurred net losses of $627,527 and $837,269, respectively. At December 31, 1996, the Company had an accumulated deficit of $2,141,143 and its working capital deficit was $99,300. It is expected that the Company will continue to experience losses and that, in order to achieve profitability and generate cash flow, it will be dependent upon acquiring additional debt or equity capital and acquiring other business opportunities. There can be no assurance that the Company will be able to do so. See "Item 6. Management's Discussion and Analysis or Plan of Operations."

Limited Available Capital; Need for Additional Financing. Without raising additional capital, the Company will be unable to execute its growth by acquisition strategy and its ability to develop its existing CD-ROM production business will be limited to the extent of available cash flow. Accordingly, in order for the Company to achieve its business objective and achieve profitable operations, it will be necessary to generate additional cash flow from operations, raise additional debt and/or equity capital. The Company has plans to raise additional capital from the sale of its securities. No assurance can be given as to the availability or terms of any such additional financing. Or that such terms as are available may not be dilutive to the interests of the Company's shareholders. See "Item 6. Management's Discussion and Analysis or Plan of Operations."

No backlog of orders or new contracts. At December 31, 1996, the Company had no backlog of orders or contracts to develop additional CD-ROM titles. Total sales volumes for future periods are significantly impacted by the degree of success the Company experiences in its efforts to attract new business. As a result, quarterly operating results generally depend on the payments received under pre-existing or new contracts within the quarter, which are difficult to forecast. Accordingly, any significant shortfall of demand for the Company's services in relation to the Company's expectations would have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company plans to increase its operating expenses to fund greater levels of development, increase its sales and marketing operations, develop new distribution channels and broaden its customer support capabilities. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

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

Reliance on Key Personnel. The Company is dependent upon the services of its President, Sheryl D. Mabie; of its Secretary, Treasurer and Chief Financial Officer, Rhonda Vincent; and of its key consultant, Gifford M. Mabie. The loss of their services could have a material adverse effect upon the Company. The Company does not have employment agreements with Ms. Mabie, Ms. Vincent, or Mr. Mabie. The Company does maintain insurance on the lives of Ms. Mabie and Ms. Vincent, but does not maintain insurance on the life of Mr. Mabie.

Dividends Unlikely. The Company has never declared or paid dividends on its common stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 2.	Properties.

The Company leases approximately 4,000 square feet of office space for its corporate headquarters from a non-affiliate under an operating lease that
expires December 14, 1997.   The space can accommodate approximately 20 full
time employees. As to the payments required under the lease, see Note 17 of "Notes to Consolidated Financial Statements" included in Appendix A.

Item 3.	Legal Proceedings.

The Company is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of proceedings and claims against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of 1995.

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

On June 14, 1995, the Company's common stock began trading on the OTC Bulletin Board under the symbol "CVIA". The following table lists the high and low bid price quotations for the Company's Common Stock by quarter since trading commenced:

              Quarterly Period                            High*         Low*

1996
Fourth Quarter ended December 31, 1996                    $0.75        $0.21
Third Quarter ended September 30, 1996                    $0.90        $0.31
Second Quarter ended June 30, 1996                        $0.96        $0.56
First Quarter ended March 31, 1996                        $1.28        $0.37

1995
Fourth Quarter ended December 31, 1995                    $0.75        $0.28
Third quarter ended September 30, 1995                    $0.81        $0.41
Period from June 14, 1995 to June 30, 1995                $1.00        $0.25

* Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of December 31, 1996, the Company had 20,000,000 shares of $0.01 par value common stock authorized, of which 12,620,638 shares were issued and outstanding. At December 31, 1996, the Company had 1,000,000 shares of
$0.01 par value preferred stock authorized, none of which is issued and outstanding.

As of December 31, 1996 there were approximately 450 stockholders of record of the Common Stock of the Company.

The Company has not paid any dividends on its Common Stock to date, and has no plans to do so in the immediate future.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources
In order to carry out its plans for additional corporate financing, the Company, on December 18, 1996, entered into an arrangement with Select Capital Advisors, Inc. ("Select") to provide investment advisory, brokerage participation and other financial services for the purpose of securing approximately $1,500,000 in additional equity and/or debt funding from investors and/or financial institutions. Under the terms of the agreement, a copy of which is filed as an Exhibit hereto, the Company made an initial payment of $5,000 in cash and obligated itself to pay commissions of varying percentages depending on the nature and amount of funds secured under the contract. As of December 31, 1996, the Company had not completed any financing under the terms of the agreement with Select. In the event the Company is unsuccessful in raising the $1,500,000 in additional funds during 1997 upon acceptable terms, the business acquisitions planned by the Company may, by necessity, be delayed or abandoned and the operations of the Company reduced significantly.

To finance growth and capital needs during 1996, the Company generated approximately $283,931 in cash from the sale of its Common Stock and the exercise of certain common stock warrants. In addition, management and certain non-affiliates loaned the Company approximately $55,807 of which $17,500 was repaid during the year.

During 1996, the Company purchased $91,440 in computers and related CD production equipment, compared to $59,350 during 1995. It is anticipated that during 1997, the Company have capital expenditures to maintain and upgrade its computer and related CD production equipment, however, these expenditures depend upon the level of revenues generated by the Company, which can not be quantified at this time.

Looking ahead, management believes that current cash balances and revenues generated from operating activities will not be sufficient to meet the Company's long term capital needs. In order to complete its operating plan for 1996, the Company intends to raise additional funds through the private placement of convertible debt and/or the sale of its Common Stock.

Results of Operations:  1996 Compared to 1995
The factors which most significantly affected the Company's results of operations for 1996 as compared to 1995 were the increase in revenues from and expenses attributable to the Dowell contract.

Revenue in 1996 increased to $931,747 from $279,198 in 1995. Substantially all of the revenues recognized during 1996 and 1995 were from the Dowell contract, which was completed during December, 1996. At December 31, 1996, the Company had no backlog of orders or new contracts (See "Item 1.
Business:  Cautionary Statement and Risk Factors".)

Production expenses during 1996 increased by approximately $45,053, or 13%, compared to 1995. Such increase resulted primarily from costs related to narration, CD replication and packaging for the Dowell contract.

Office expense during 1996 increased by approximately $13,881, or 58%, compared to 1995 primarily because of increased levels of communication via telephone and express mail between the Company and its client.

Selling expenses during 1996 increased by approximately $164,000 compared to 1995. Of the increase, approximately 50% related to the payment of commissions to an independent sales consultant in connection with the Dowell contract and approximately 50% related to expenses for new business development, which included marketing and travel expenses and the salary of a full-time sales representative.

Professional fees during 1996 increased by approximately $49,000, or 66%, compared to 1995 primarily because of certain legal, accounting and financial consulting expenses incurred related to the financing of the Company. On March 1, 1996, the Company entered into an agreement with Institutional Investors Consulting Company ("IICC") to provide exclusive investment advisory services for the purpose of securing a maximum of $5,000,000 in additional equity and/or debt funding from investors and/or financial institutions. In connection with such equity and/or debt funding, the Company incurred $10,000 in expenses for IICC, and approximately $30,000 in legal fees for preparation and printing of an offering document and related materials. Because the offering was not successfully completed, the Company and IICC, by mutual agreement, ended the offering and the agreement with IICC was not renewed.

Depreciation and amortization expenses during 1996 increased by approximately $14,000, or 8%, compared to 1995 as a result of depreciation of new equipment and amortization of intangible assets.

During 1996, the Company incurred approximately $497,000 in expenses related to advertising and promotion of the Company in the public market. Of the expenses incurred, approximately $25,000 were paid in cash and $447,286 were paid with Common Stock of the Company. Of the expenses paid with Common Stock, the following is a summary of the significant activities:

The Company has retained the services of Investor Relations Corporation ("IRC") of Tulsa, Oklahoma under the terms of a services agreement dated December 1, 1994 to provide certain investor relations functions for the Company and to serve as liaison to the current and potential shareholders of the Company. The principal owners of IRC are Rhonda R. Vincent, an officer and director of the Company and Gifford M. Mabie, the spouse of the founder, President and Chief Executive Officer of the Company. As compensation to

IRC for services rendered under the contract, the Company issued 500,000 shares of its voting Common Stock to IRC at a deemed value of $0.20 per share during December, 1994 and recorded the $100,000 as a prepaid expense. IRC is expected to continue to assist the Company through the initial term of the contract in all aspects of the Company's communication with its securities holders and potential investors in the Company, including the preparation of annual and quarterly reports and the coordination of compliance with state and federal securities disclosure and reporting requirements. During the year ended December 31, 1996, the Company amortized $33,333 related to the IRC contract.

In February, 1996, the Company entered into an agreement with RDG Investments ("RDG") of Vancouver, British Columbia, to provide certain consulting services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and the Common Stock. Under the terms of the three year agreement, RDG received 550,000 shares of restricted Common Stock and 400,000 incentive stock options at $0.10 per share, which were exercised during 1996. The contract was valued at $340,000 and was recorded as a prepaid consulting contract. During the year ended December
31, 1996, the Company amortized $165,000 related to the RDG contract. During 1997, RDG is expected to continue to assist the Company in expanding investor and brokerage firm awareness and interest in the Company and the Common Stock.

In October, 1996, the Company retained the services of RMJ & Associates ("RMJ") of Houston, Texas, to provide certain consulting services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and the Common Stock. RMJ received 600,000 incentive stock options at $0.30 per share, which were exercised during 1996. The Company amortized $180,000 related to the arrangement with RMJ and subsequent to year end, discontinued its relationship with RMJ.

Throughout 1996 and 1995, the Company retained the services of various other consultants to assist in the investor relations activities of the Company. The various other consultants received as consideration for their assistance incentive stock options of the Company, which were exercised during 1996. For the year ended December 31, 1996, the Company amortized approximately $82,000 related to such activities.

Other expenses for 1996, which consist primarily of operating expenses not covered by other categories in the income statement, remained consistent with other expenses for 1995.

Item 7.  Financial Statements.

Financial Statements
                                                                       Page
Independent Auditors' Report                                             13
Balance Sheets at December 31, 1996 and 1995                             14
Statements of Operations for the years ended December 31, 1996
  and 1995                                                               15
Statements of Shareholders' Equity for the years ended December
  31, 1996 and 1995                                                      16
Statements of Cash Flows for the years ended December 31, 1996
  and 1995                                                               17
Notes to Consolidated Financial Statements                               19


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In late 1996, the partner in charge of the audit of CVI's financial statements left the firm of Briscoe Robinson Company to join Cross & Robinson CPA's, LLP. Because of the partner's knowledge of CVI's financial statements and experience in SEC matters, the Board of Directors of CVI, subsequent to year end, approved the appointment of Cross & Robinson CPA's, LLP, as the Company's independent accountants for the year ended December 31, 1996. The change in accountants was disclosed in Form 8-K filed March 20, 1997.

There were no disagreements with Briscoe Robinson Company, the Company's former independent accountants, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope and procedure during 1996 and for the years from inception through December 31, 1995.

There were no disagreements with Cross & Robinson CPA's, LLP, the Company's independent accountants, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope and procedure for the year ended December 31, 1996.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Shareholders to be held May 28, 1997.

Item 10.  Executive Compensation.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Shareholders to be held May 28, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Shareholders to be held May 28, 1997.

Item 12.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's Annual Meeting of Shareholders to be held May 28, 1997.

                                   PART IV

Item 13.  Exhibits and Reports on Form 8-K.

Exhibits

The following exhibits are incorporated by reference and are an integral part of this Form 10-KSB:

Exhibit                                                             Page of
No.                      Description of Exhibit                   this Report
------    --------------------------------------------------      -----------
2.01      Letter of Intent by and between the Registrant and
             Texas Video & Post dated December 6, 1995 <F1>
2.02      Letter of Intent by and between the Registrant and
             Inter Active Media dated January 24, 1996 <F1>
3.01      Certificate of Incorporation of the Registrant filed
             in the office of the Oklahoma Secretary of State on
             November 20, 1990 <F1>
3.02      Amended and Restated Certificate of Incorporation of
             the Registrant filed in the office of the Oklahoma
             Secretary of State on May 19, 1993 <F1>
3.03      Amended and Restated Certificate of Incorporation of
             the Registrant filed in the office of the Oklahoma
             Secretary of State on May 26, 1995 <F1>
3.04      Bylaws of the Registrant dated November 20, 1990 <F1>
3.05      Amended and Restated Bylaws of the Registrant dated
             May 15, 1995 <F1>
3.06      Agreement of Merger dated May 15, 1995 by and between
             Trident Enterprises, Inc. and the Registrant <F1>
3.07      Certificate of Merger of Trident Enterprises, Inc.
             into the Registrant filed in the Office of the Oklahoma Secretary of State on May 26, 1995 <F1>
4.01      Specimen Form of Certificate representing shares of
             the Registrant's Common Stock <F1>
10.01     Production Agreement by and between the Registrant and
             Dowell Division of Schlumberger Technology Corporation
             dated January 1, 1995 <F1>
10.02     Services Agreement by and between the Registrant and
             Investor Relations Corporation dated November 1, 1994
             <F1>
10.03     Agreement by and between the Registrant and
             Institutional Investors Consulting Company dated
             March 1, 1996 <F1>
10.04     The Registrant's Stock Option Plan dated September 1,
             1993 <F1>
10.05     The Registrant's Employee Stock Option Plan dated
             September 1, 1993 <F1>
10.06     Agreement by and between the Registrant and Stanford
             Keene & Associates dated August 21, 1995 <F1>
10.07     Agreement by and between the Registrant and RDG
             Investments dated February, 1996 <F2>
23.01     Consent of Cross & Robinson CPA's                              29
24.01     Power of attorney (included on the Signature Page of
             this Form 10-KSB)

<F1>  Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 8, 1995.
<F2>  Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended March 31, 1996, filed with the Securities and Exchange Commission on May 15, 1996.


Reports on Form 8-K
The Registrant did not file any reports on Form 8-K during its last fiscal quarter ended December 31, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CORPORATE VISION, INC.
                                                   (Registrant)

April 14, 1997                                /s/  Rhonda R. Vincent
--------------                               -----------------------
     Date                                     Rhonda R. Vincent, CPA
                                            Vice President, Secretary,
                                         Treasurer and Chief Financial Officer


                                POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Sheryl D. Mabie and Rhonda R. Vincent, and each of them, each with full power to act without the other, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Report on Form 10-KSB, and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person hereby ratifying and confirming that each of said attorneys-in-fact and agents or his or her substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                   Capacity                          Date

/s/   SHERYL D. MABIE       President and Chief Executive Officer;   4/14/97
Sheryl D. Mabie             Chairman of the Board of Directors
                            (Principal Executive Officer)

/s/  RHONDA R. VINCENT      Vice President, Secretary, and           4/14/97
Rhonda R. Vincent           Treasurer (Principal Financial and
                            Accounting Officer)

/s/  JACK L. ARNOLD         Director                                 4/14/97
Jack L. Arnold

/s/  PETER R. RAMSAROOP     Director                                 4/14/97
Peter R. Ramsaroop

/s/  ARTHUR J. WALSH        Director                                 4/14/97
Arthur J. Walsh

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Corporate Vision, Inc.

We have audited the balance sheet of Corporate Vision, Inc., an Oklahoma Corporation, as of December 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Corporate Vision, Inc., as of December 31, 1995 were audited by other auditors whose report dated January 12, 1996 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Corporate Vision, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a significant net loss for the year ended December 31, 1996 and has incurred a loss for the two month period ending February 28, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty and do not include any adjustments to the classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

                                                 CROSS & ROBINSON

                                                 /s/ CROSS & ROBINSON
                                                 Tulsa, Oklahoma

                                                 Certified Public Accountants
                                                 A Professional Corporation

February 28, 1997

                            CORPORATE VISION, INC.
                                Balance Sheets
                          December 31, 1996 and 1995

                                              Note
ASSETS                                        Ref.         1996          1995
Current assets                                -----     -------       -------
Cash and cash equivalents                               $52,550       $40,335
Accounts receivable                                       5,029           ---
Prepaid assets (related party)                           33,334        66,667
Prepaid assets                                          183,617       103,422
                                                        -------       -------
                                                        274,530       210,424
                                                        -------       -------
Property and equipment
Property and equipment, net                     2       271,866       290,038

Other assets
Capitalized software, net                       3        76,378       101,837
Goodwill, net                                   4        82,897       110,529
Consulting contracts, net                       7       174,999           ---
Other assets, net                               5       189,491       109,339
Licensing agreement, net                        6        46,167        55,052
Marketing and distribution rights, net          9        33,334        44,445
                                                        -------       -------
                                                        603,266       421,202
                                                        -------       -------
TOTAL ASSETS                                         $1,149,662      $921,664
                                                     ----------      --------
LIABILITIES AND STOCKHOLDERS'EQUITY
Current liabilities
Accounts payable                                         75,068         1,000
Accrued liabilities                                       7,999        40,238
Notes payable                                  10             0       160,000
Payable to stockholders (related party)        11        43,520       122,512
Current portion of long term debt              12        30,292        32,966
                                                        -------       -------
                                                        156,879       356,716
                                                        -------       -------
Long term liabilities
Long term debt                                 12             0        38,712
Deferred income taxes                          13        15,600        15,600
                                                         ------        ------
                                                         15,600        54,312
                                                         ------       -------
Total liabilities                                       172,479       411,028

Stockholders' equity
Preferred Stock, $0.01 par value
 1,000,000 shares authorized, no
 shares issued or outstanding at
 December 31, 1996 and 1995                                ---            ---
Common Stock, $0.01 par value
 20,000,000 shares authorized,
 12,620,638 and 9,491,175 shares
 issued and outstanding at December
 31, 1996 and 1995, respectively               14       126,206        94,912
Additional paid-in capital                     14     2,992,120     1,929,340
Deficit accumulated during development stage         (2,141,143)   (1,513,616)
                                                     ----------    ----------
                                                        977,183       510,636
                                                     ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY            $1,149,662      $921,664
                                                     ----------    ----------

  The accompanying notes are an integral part of these financial statements.

                              CORPORATE VISION, INC.
                             Statements of Operations
                For the years ended December 31, 1996 and 1995



                                                      1996               1995
                                                  --------           --------
Revenue                                           $931,747           $279,198

Production expenses
Personnel                                          320,024            329,263
Audio/Visual                                        69,683             15,391
                                                   -------            -------
                                                   389,707            344,654
                                                   -------            -------
General and administrative
Office                                             130,600            116,719
Selling                                            168,868              4,526
Professional fees                                  123,099             74,192
Depreciation and amortization                      176,093            161,618
Investor relations                                 497,027            338,156
Other                                               59,502             62,873
                                                 ---------            -------
                                                 1,155,189            758,084
                                                 ---------          ---------
Income (loss) from operations                     (613,149)          (823,540)

Interest expense                                    14,378             13,729
                                                 ----------         ---------
Income (loss) before income taxes                 (627,527)          (837,269)

Provision for income taxes
Current                                                  0                  0
Deferred                                                 0                  0
                                                 ----------        ----------

Net income (loss)                                 (627,527)        $(837,269)
                                                 ----------        ----------
Earnings (loss) per share                           $(0.05)           $(0.09)
                                                 ----------        ----------
Weighted average common shares outstanding       11,525,673         8,974,259
                                                 ----------        ----------

  The accompanying notes are an integral part of these financial statements.

                            CORPORATE VISION, INC.
                      Statements of Stockholders' Equity
                For the years ended December 31, 1996 and 1995


                                         Price/     Common       Par         Paid-in     Accumulated
                                Ref      Share      Shares       Value       Capital        Deficit       Total
                                ---    -----------  ---------    --------   --------    ----------     --------


Balance at December 31, 1994                        8,134,000      81,340     1,381,120     (676,347)    786,113
Net income (loss) for year                                                                  (837,269)   (837,269)
Stock issued for cash          14     $0.25-$0.50     655,960       6,560       281,419                  287,979
Stock issued for services      14           $0.50     179,721       1,797        88,064                   89,861
 Less issue costs                                                               (67,342)                 (67,343)
Stock issued for services      14     $0.44-$0.63     419,800       4,198       229,345                  233,543
Stock issued for CD-ROM rights
 to "The Final Jihad"           6           $0.81      15,000         150        12,045                   12,195
Stock issued to minority
 shareholders of Trident        8           $0.06      86,694         867         4,689                    5,556
                                                    ---------     -------   ----------    -----------   ---------
Balance at December 31, 1995                        9,491,175     $94,912    $1,929,340   $(1,513,616)  $510,636
Net income (loss) for year                                                                   (627,527)  (627,527)
Stock issued for cash          14     $0.50-$0.63     723,175       7,231       276,699                  283,931
Stock issued for debt          10           $0.50      85,288         852        41,791                   42,644
Stock issued for services      14     $0.01-$0.58   2,321,000      23,210       744,290                  767,500
                                                    ---------      ------    ----------   ------------  ---------
Balance at December 31, 1996                       12,620,638    $126,206    $2,992,120   $(2,141,143)  $977,183
                                                   ----------    --------    ----------   ------------  ---------

  The accompanying notes are an integral part of these financial statements.

                           CORPORATE VISION, INC.
                          Statements of Cash Flows
                For the years ended December 31, 1996 and 1995


                                                       1996              1995
                                              -------------      ------------
Cash provided by (used in)
 operating activities
Net income (loss)                                 $(627,527)        $(837,269)
Non-cash charges to earnings:
 Depreciation and amortization                      176,093           161,618
 Consulting services                                534,138           442,907
 Other                                                    0            78,000

Changes in operating assets and
 liabilities
Change in accounts receivable                        (5,029)            6,354
Change in prepaid assets                             (3,500)                0
Change in consulting contracts                       15,000                 0
Change in accounts payable                           74,068            (3,101)
Change in other current liabilities                 (29,595)           26,346
                                                   --------         ---------
                                                    133,648          (125,145)
(Cash provided by (used in)
 investing activities
Investment in other assets                          (80,152)         (244,980)
Purchase of equipment                               (91,440)          (59,350)
                                                   ---------        ---------
                                                   (171,592)         (304,330)
                                                   ---------        ---------
Cash provided by (used in)
 financing activities
Loans from stockholders (related party)              64,307           116,538
Payments of stockholder loans                      (136,693)          (87,990)
(related  party)
Loans from non-affiliate stockholders                 7,500           196,071
Payments of loans from non-affiliate
stockholders                                       (127,500)          (36,071)
Payments of long-term debt                          (41,386)          (46,144)
Proceeds from issuance of common stock              283,931           220,637
                                                   ---------        ---------
                                                     50,159           363,041
                                                   ---------        ---------
Net change in cash                                   12,215           (66,434)
Cash at beginning of period                          40,335           106,769
                                                   ---------        ---------
Cash at end of period                               $52,550           $40,335
                                                   ---------        ---------
Supplemental Disclosures
Cash paid for interest and income taxes:
Interest                                            $14,378           $13,729
Income taxes                                              0                 0

Non-cash investing and financing activities:
Stock issued to Trident shareholders                      0            $5,556
Stock issued for rights to "The Final Jihad"              0           $12,195
Stock issued to convert note payable to
 stockholder                                        $42,644                 0
Stock issued for services rendered                 $442,500          $233,542
Stock issued in advance for services rendered
   by non-affiliates                               $325,000                 0
Asset exchanged as payment for note                  $6,606                 0


  The accompanying notes are an integral part of these financial statements.

                      NOTES TO THE FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Corporate Vision, Inc. ("CVI" or "the Company") is an interactive multimedia production company that develops and produces custom CD-ROM, CD-i, On-line, and Internet products for the corporate and consumer markets. To date, the Company's business has centered on developing custom CD-ROM and CD-i applications for Fortune 500 companies to use in their training and marketing activities.

CVI was incorporated in Oklahoma on November 20, 1990 as a video production company. In 1992, the Company began developing custom CD-ROM and CD-i products for corporate clients.

In December, 1994, the Company purchased 90% of the outstanding common stock of Trident Enterprises, Inc. (Trident), a publicly-traded Nevada corporation. In May, 1995, the shareholders of CVI and Trident approved a merger of the companies. As a result, the minority shareholders of Trident received 86,694 common shares of the Company in exchange for their ownership of Trident common stock. Subsequent to the merger and share exchange, Trident ceased to exist as a separate entity and Corporate Vision remained as the surviving corporation. In June, 1995, the Company's common stock began trading on the OTC Bulletin Board under the symbol "CVIA."

For the years ended December 31, 1995, 1994, 1993, 1992 and 1991, the Company was classified as a development stage company.

Financial Condition
The Company's financial statements for the year ended December 31, 1996 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $628,544 for the year ended December 31, 1996 and as of December 31, 1996 has an accumulated deficit of $2,142,160 and a working capital deficit of $99,300.

At December 31, 1996, the Company completed its contract with Dowell Schlumberger, which accounted for nearly all of the Company's revenue for 1996. As of December 31, 1996, the Company did not have any additional contracts for services.

The Company has retained investment banking counsel to advise it on the possible sale of equity securities. No assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow.

Summary of Significant Accounting Policies
Cash and Cash Equivalents
The Company considers all highly liquid assets with maturities of three months or less to be cash equivalents.

Fiscal Year End
The Company's fiscal year ends on December 31.

Property and Equipment
Property and equipment is recorded at cost. All material property and equipment additions are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

Software Development Costs
Software development costs are capitalized in accordance with Financial Accounting Standards Board Statement No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred during the initial design phase are expensed. Once the software has been clearly defined and technological feasibility has been established, software development costs are capitalized and amortized on a straight-line basis over an estimated useful life of five (5) years. Software development costs are carried at their net realizable value and, as such, an annual review of software development costs is conducted and the costs of obsolete software are written off.

Use of Estimates
The preparation of financial statements in conformity with generaly accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes
Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the measurement of deferred tax assets for deductible temporary differences and operating loss carryforwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Earnings per Share
Earnings per share are computed based on the weighted average number of common shares outstanding during the periods presented, including, if dilutive, shares issuable under the stock option plans and warrants.

Revenue Recognition
Revenue is recognized monthly based upon the terms of the contract.

Reclassifications
Certain reclassifications were made to prior year financial statements to conform to the 1996 financial statement format.

Major Customer
The Company develops and produces custom CD-ROM, CD-i, On-line, and Internet products for customers primarily in the continental United States. For the years ended December 31, 1996 and 1995, substantially all of the revenue received was from one customer. The contract with that one customer was completed in December, 1996.



2.  	PROPERTY AND EQUIPMENT, NET

                              Estimated
                             Useful Life           1996                 1995
                            -------------      --------             --------
Computers and equipment         5-7 Years      $486,776             $396,739
Furniture                         5 Years        49,863               48,460
Leasehold improvements      31.5-39 Years        55,930               55,930
Vehicles                          7 Years             0               34,682
                                               --------             --------
                                                592,569              535,811
Accumulated depreciation                       (320,703)            (245,773)
                                               --------             --------
                                               $271,866             $290,038
                                               --------             --------

3.  	CAPITALIZED SOFTWARE, NET
                                                    1996                1995
                                               ---------            --------
Employee expenses                               $100,354            $100,354
Contract labor                                    14,984              14,984
Audio/visual expenses                             11,958              11,958
                                               ---------            --------
                                                 127,296             127,296
Accumulated amortization                         (50,918)            (25,459)
                                               ---------            --------
                                                 $76,378            $101,837
                                               ---------            --------

4.  	GOODWILL, NET

                                                    1996               1995
                                              ----------           --------
Transaction consulting fees (related party)      $80,500            $80,500
Accounting and legal fees                         57,661             57,661
                                                 -------            -------
                                                 138,161            138,161
Accumulated amortization                         (55,264)           (27,632)
                                                 -------            -------
                                                 $82,897           $110,529
                                                 -------           --------

In connection with the purchase of and subsequent merger with Trident (See
Note 7), the Company incurred various costs in excess of the book value of Trident's assets. These costs were recorded as goodwill during 1995 and are being amortized over a five (5) year period.


5.  	OTHER ASSETS, NET
                             Amortization
                                Period             1996                1995
                             ------------      --------             -------
Acquisition costs                2 Years        $47,322             $35,820
Acquisition and financing
 consulting fees (related
 party)                          2 Years        139,650              71,000
Deposits                          ---             2,519               2,519
                                               --------            --------
                                               $189,491            $109,339
                                               --------            --------

During 1995, the Company incurred certain costs related to the acquisition and financing of Texas Video & Post, a privately-held video production company in Houston, Texas. The acquisition is subject to the negotiation of a definitive agreement and financing conditions. The acquisition was pending as of December 31, 1996. The completion of the acquisition is dependent upon the raising of additional equity capital. No assurance can be given that the Company will be successful in raising such capital.

6.  	LICENSING AGREEMENT, NET
                                                    1996                1995
                                                 -------             -------
Licensing agreement:  "The Final Jihad"          $12,195             $12,195
Licensing agreement:  animations and artworks     50,000              50,000
                                                 -------             -------
                                                  62,195              62,195
Accumulated amortization                         (16,028)             (7,143)
                                                 -------             -------
                                                 $46,167             $55,052
                                                 -------             -------

On June 28, 1995, the Company purchased the CD-ROM rights and a six month option on the motion picture rights to "The Final Jihad", a novel about terrorism in the United States. The rights were acquired for future development of an interactive CD for the consumer market. The rights, which extend through June 28, 2000, were acquired for 15,000 shares of CVI common stock and will be amortized over the five (5) year life of the agreement.
On December 28, 1995, the option on the motion picture rights expired.

On November 30, 1994, the Company entered into a licensing agreement with Interactive Video Systems, Inc., a British Columbia corporation, ("IVS") to use certain copyrighted and noncopyrighted original animations, drawing and other artworks developed and owned by IVS. The term of the agreement is for a minimum of five (5) years, and thereafter so long as CVI is actively developing, marketing and distributing productions utilizing the animations and artworks. The $50,000 cost is being amortized over the life of the agreement.


7.   	CONSULTING CONTRACTS

In February 1996, the Company entered into a three year agreement with RDG Investments ("RDG") of Vancouver, British Columbia, to provide certain consulting services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and its Common Stock. Under the terms of the agreement, RDG received 550,000 shares of common stock of the Company, valued at $300,000 or $0.55 per share, and 400,000 stock options at an exercise price of $0.10 per share. The contract was valued at $340,000 and was recorded as a prepaid consulting contract. During 1996, the Company expensed $165,000 as services were rendered.
The balance of $175,000 at December 31, 1996 will be expensed as services are rendered over the remaining life of the agreement.


8.  	PURCHASE OF AND MERGER WITH TRIDENT ENTERPRISES, INC.

Effective December 8, 1994, the Company purchased from IVS Holdings, Inc. ("IVS") 18,000,000 shares of common stock ($0.001 par value) of Trident Enterprises, Inc. ("Trident"), a publicly-traded Nevada corporation, for $50,000. As a result, the Company owned 90% of Trident's 20,000,000 issued and outstanding common stock at December 31, 1994.

On May 15, 1995, the shareholders of CVI and Trident approved a merger of the companies and a reincorporation to the state of Oklahoma. In connection with the merger, the minority shareholders of Trident exchanged their 2,000,000 outstanding common stock of Trident for newly issued stock of CVI at an exchange ratio of 33 to 1. As a result, the Trident shareholders received a total of 86,694 shares (including 28,800 shares to cover fractional and other interests) of the Company's common stock. The exchange ratio was based on the minority ownership of Trident as compared to the combined net worth of CVI and Trident at December 31, 1994. Subsequent to the merger and share exchange, Trident ceased to exist as a separate entity and Corporate Vision remained as the surviving corporation. CVI is governed by Oklahoma law and by a new certificate of incorporation and bylaws effected by the Reincorporation.

9.  	MARKETING AND DISTRIBUTION RIGHTS, NET
                                                   1996                 1995
                                               --------             --------
Marketing and distribution rights:
 interactive kiosk                              $55,556              $55,556
Accumulated amortization                        (22,222)             (11,111)
                                               --------             --------
                                                $33,334              $44,445
                                               --------             --------

The assets of Trident (see Note 7 for details regarding the Company's purchase of and subsequent merger with Trident) consisted of a marketing and distribution agreement with Interactive Videosystems, Inc. ("IVS") to market an interactive kiosk developed by IVS. As a results of the merger, the Company is amortizing the asset over its useful life of five (5) years.


10.  	NOTES PAYABLE

During 1996 and 1995, the Company obtained and repaid a total of $7,500 and $36,071, respectively, in short term loans from a non-affiliated stockholder.

On July 24, 1995, the Company obtained a total of $160,000 in unsecured loans from three individuals, one of which was a 5% beneficial owner of the Company and two of which were non-affiliates of the Company, in the amounts of $80,000, $40,000 and $40,000, respectively. The promissory notes carried an annual interest rate of 10% and were due December 31, 1995. Because the Company was unable to repay the notes by their due dates, effective January 1, 1996, the annual interest rate on the notes increased to 15%. In addition, on January 1, 1996, the Company issued warrants to the shareholders to purchase 80,000, 40,000 and 40,000 shares of common stock, respectively, at $1.00 per share at any time prior to January 1, 1998.

On February 22, 1996, one of the non-affiliates of the Company converted his $40,000 note payable plus accrued interest of $2,644 to 85,288 shares of common stock at $0.50 per share. In addition to the common stock, the Company issued 85,288 warrants which allow the purchase an additional share of common stock at $0.50 per share at any time prior to February 21, 1998.

During 1996, the Company paid the remaining notes outstanding, which consisted of $120,000 in principal and $12,272 in accrued interest. The notes outstanding were paid in full on July 24, 1996.


11.  PAYABLE TO STOCKHOLDERS
                                                   1996                 1995
                                                -------              -------
Note dated November 30, 1995                          0              $19,000
Note dated December 29, 1995                     $5,213              103,512
Note dated December 31, 1996                     38,307                    0
                                                -------             --------
                                                $43,520             $122,512
                                                -------             --------

During 1996 and 1995, Sheryl Mabie, President and CEO loaned the Company funds to cover certain operating expenses. The notes accrue interest at a rate of 10% per year and are payable on demand.

12.  LONG TERM DEBT
                                                   1996                 1995
                                                ---------           ---------
First National Bank of Broken Arrow, Oklahoma
Variable interest (Prime plus 2.5%, interest
 currently 11.25%), due 2/15/98, monthly
 installments of $3,280 (principal and
 interest).  Note is secured by equipment
 and furniture of the Company and by
 personal guarantee of Sheryl Mabie,
 President and CEO.                             $30,292              $71,678

Less:  current maturities                       (30,292)             (32,966)
                                                --------             --------
                                                      0              $38,712
                                                --------             --------

Current maturities of long term debt for the year ended December 31, 1997 are $0. No long term debt will remain outstanding subsequent to 1997.


13.  INCOME TAXES

The Company has incurred net operating losses since inception and has a loss carryforward of approximately $1,873,100 at December 31, 1996, expiring in years beginning in 2006. Deferred tax assets have not been recorded for future reduction in income taxes that may result from the net operating loss carryforward.

                                                   1996                 1995
                                                 ------                ------
Provision for income taxes:
   Current income tax (benefit) expense               0                    0
   Deferred income tax (benefit) expense              0                    0
                                                 ------                ------
                                                      0                    0

The deferred tax assets and liabilities are as follows at December 31:

                                                         1996           1995
                                                      -------        -------
Net operating loss carryforward                       458,700        320,600
Depreciation                                          (15,600)       (15,600)
                                                      -------        -------
                                                      443,100        305,000
Valuation allowance                                   458,700        320,600
                                                      -------        -------
Net Deferred Tax Liability                             15,600         15,600
                                                      -------        -------

Deferred taxes reflect a combined federal and state tax rate of approximately
24%.

For financial reporting purposes, a valuation allowance of $458,700 has been recognized to offset deferred tax assets in excess of deferred tax liabilities. The balance at January 1, 1996 was $320,600 resulting in change of $138,100. The balance at January 1, 1995 was $126,700 resulting in a change of $193,900 for the period ended December 31, 1995.


14.  COMMITMENTS AND CONTINGENCIES

Operating Lease
The Company presently leases 4,000 square feet of office space under an operating lease that expires December 15, 1997. The total amount of lease commitment for the year ended December 31, 1997 is $37,077. The Company intends to renew the lease at the end of the lease term.

Litigation
The Company is a defendent in a lawsuit arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the action is wihtout merit or that the ultimate liability, if any, resulting from it will not materially affect the Comapnies' financial position.

15.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

During the year ended December 31, 1996
---------------------------------------
In February, 1996, the Company issued 85,288 shares of common stock to a non-affiliated note holder in exchange for the cancellation of indebtedness. In addition, the note holder was granted 85,288 warrants to purchase common stock at $0.50 per share on or before February 21, 1998.

In March, 1996, the Company issued 550,000 shares at $0.50 per share for certain consulting services rendered to the Company by a non-related party with an objective of expanding investor and brokerage firm awareness and interest in the Company.

In May, 1996, the Company issued 398,175 shares at an average price of $0.38 per share as a result of the exercise of warrants by non-affiliated shareholders. The proceeds consisted of $101,431.08 in cash and $50,000 in printing services.

During 1996, the Company issued 131,000 shares at $0.50 per share for certain financial consulting services rendered to the Company by a non-related parties

During 1996, the Company completed a private offering of 455,000 units, each unit consisting of one share common stock at $0.50 per share and one warrant to purchase an additional share of common stock at $0.50 per share. The warrants expire at various times ranging from March 1, 1998 to October 8, 1998. The proceeds consisted of $127,500 in cash and $100,000 in video production services to be rendered by a non-related party.

During 1996, the Company issued 1,400,000 shares through the exercise of stock options pursuant to the Company's Stock Option Plan.

During 1996, the Company issued 110,000 shares of its Common Stock through the exercise of stock options pursuant to the Company's Employee Stock Option Plan.

During the year ended December 31, 1995
---------------------------------------
In May, 1995, the Company completed a private offering of 625,681 units, each unit consisting of one share common stock at $0.50 per share and one warrant to purchase an additional share of common stock at $0.50 per share at any time prior to May 14, 1996. The proceeds consisted of $222,979 in cash and $89,861 in services (primarily printing and graphic design) rendered by non-related parties.

In May, 1995, the Company issued 86,694 shares of common stock in connection with its merger with Trident (see Note 7).

In June, 1995, the Company issued 15,000 shares of common stock at $0.81 per share to acquire the rights to "The Final Jihad" (see Note 6).

In July, 1995, the Company issued 160,000 shares of common stock at $0.25 per share for cash. The transaction was in connection with obtaining $160,000 in unsecured loans from three individuals, one of which was a 5% beneficial owner of the Company and two of which were non-affiliates of the Company.
The individuals were issued 80,000, 40,000 and 40,000 shares, respectively.

In October, 1995, the Company issued 50,000 shares of common stock at $0.50 per share and warrants to acquire 50,000 shares of common stock at $0.50 per share through October 31, 1997 to an individual for cash. The warrants have a call provision which requires exercise when the ten day average bid price of the Company's common stock reaches $1.25 per share.

During 1995, the Company issued 419,800 shares of common stock at prices ranging from $0.44 to $0.63 per share in connection with services (primarily corporate advertising, mailing and consulting) rendered by non-related parties.

16.  STOCK OPTION PLANS

Corporate Vision, Inc. Stock Option Plan
Key employees and consultants, as determined by the Board of Directors, may participate in the Stock Option Plan, for which the Company has reserved 2,000,000 shares. The exercise price for tax qualified "incentive stock options" may be no less than the market value of the Company's common stock on the date of grant. The exercise price for non-qualified options are subject to determination by the Board of Directors. Terms of exercise and expiration dates are subject to determination by the Board, however, no option may be exercised prior to the expiration of ninety (90) days from the date of grant and no option may extend longer than five (5) years from the date of grant.

Corporate Vision, Inc. Employee Stock Option Plan
All full-time employees are eligible to receive options granted pursuant to the Employee Stock Option Plan, for which the Company has reserved 1,000,000 shares. Options are granted as determined by the Board of Directors. The exercise price for these non-qualified options is equal to the market value of the Company's common stock on the date of grant. Options expire no later than five (5) years from the date of grant.

The following table details stock option activity for the year ended December 31, 1996. All outstanding options as of December 31, 1996 were exercisable:




                                                1996             Price Range
                                          ----------          --------------
CVI Stock Option Plan
---------------------
Beginning balance                            675,000          $0.25 to $0.63
Options granted                            1,525,000          $0.10 to $0.63
Options exercised                          1,400,000          $0.10 to $0.63
Options expired/forfeited                    450,000                   $0.63
                                          ----------
Ending balance                               350,000          $0.25 to $0.63
                                          ----------

CVI Employee Stock Option Plan
------------------------------
Beginning balance                            306,000          $0.01 to $1.00
Options granted                               71,633                   $1.00
Options exercised                            110,000                   $0.01
Options expired/forfeited                          0
                                             -------
Ending balance                               267,633          $0.01 to $1.00
                                             -------

17.  WARRANTS

At December 31, 1996, the Company had warrants outstanding to acquire 590,288 shares of common stock at $0.50 per share, which expire at various times ranging from February 21, 1998 to October 8, 1998 and warrants to acquire 160,000 shares of common stock at $1.00 per share which expire January 1, 1998.

18.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 1996:
----------------------------------------
Sheryl Mabie, President and CEO, loaned the Company, from time to time, a total of $38,307 to cover certain operating expenses incurred during 1996. During 1996, the Company repaid a total of $110,693 in notes payable to Ms. Mabie. In addition, the Company further reduced the notes payable to Ms. Mabie by exchanged a vehicle, which had a net book value of $6,606. The outstanding notes payable balance of $43,520 accrues interest at a rate of 10% per year and is payable upon demand.

During 1996, the Company paid Investor Relations Corporation ("IRC") to provide certain services related to the acquisition of TVP and the financing of the Company. IRC is owned by Rhonda Vincent, Treasurer and CFO and Gifford Mabie, spouse of Sheryl Mabie, President and CEO. During 1995, the Company paid a total of $94,800 to IRC for such consulting services, of which $87,400 were related to the acquisition and financing of the TVP acquisition (such costs were included as part of Other Assets. See Note 5.), and $7,400 were related to investor relations activities.

During the year ended December 31, 1995:
----------------------------------------
Sheryl Mabie, President and CEO, loaned the Company, from time to time, a total of $116,538 to cover certain operating expenses incurred during 1995. During 1995, the Company repaid $87,990 of which $72,026 related to 1995 operating expenses and $15,964 related to 1994 operating expenses. The outstanding balance of $122,512 accrued interest at a rate of 10% per year.

The Company retained Investor Relations Corporation ("IRC") to provide certain services related to the purchase of and subsequent merger with Trident, the acquisition of TVP and the evaluation of other prospective acquisition candidates, and the financing activities of the Company. During 1995, the Company paid a total of $151,500 to IRC for such consulting services, of which $80,500 were related to the purchase of and subsequent merger with Trident (such costs were included as part of Goodwill. See Notes 4 and 6), $52,250 were related to the acquisition of TVP, and $18,750 were related to financing activities.

19.  EARNINGS PER SHARE

The following table reconciles the number of common shares outstanding as shown on the Balance Sheets with the weighted average common shares outstanding as shown on the Statements of Operations for the years ended December 31, 1996 and 1995.


                                                   1996                 1995
                                           ------------            ---------
Common shares outstanding                    12,661,708            9,491,175
Effect of using weighted average common
 and common equivalent shares outstanding    (1,264,711)            (429,416)
Effect of shares issuable under stock
 option plans based on the treasury stock
 method                                         128,676               87,500
                                             ----------            ---------
Weighted average common shares outstanding   11,525,673            8,974,259
                                             ----------            ---------


20.		PENDING ACQUISITIONS

On December 12, 1995, the Company announced the signing of a letter of intent to acquire 100% of the common stock of Texas Video & Post, a privately-held video production company in Houston, Texas, for $600,000 in cash and the equivalent of $2,400,000 in shares of restricted common stock. The letter of intent, which is non-binding, is subject to the negotiation of a definitive agreement and financing conditions. It is envisioned that the transaction will be accounted for as a purchase. No assurance can be given that the Company will be successful in raising additional capital or if successful, that the acquisition will be completed.

                            CROSS AND ROBINSON

To the Board of Directors and Stockholders of Corporate Vision, Inc.

We hereby do consent to the inclusion of the December 31, 1996 independent auditor's report in the Corporate Vision, Inc. FORM 10-KSB for the year ended December 31, 1996.

                                          CROSS AND ROBINSON

                                          /S/ CROSS AND ROBINSON
                                          -------------------------
                                          Certified Public Accountants

Dated:  April 7, 1997