Form 10QSB
period 1997-03-31
CORPORATE VISION INC /OK
filed 1997-05-20
CIK 868074

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997


                     Commission File Number:  0-18824


                           CORPORATE VISION, INC.
          (Exact name of registrant as specified in its charter)


               Oklahoma                                  	73-1380820
(State or other jurisdiction of incorporation)(IRS Employer Identification No)


                        8908 South Yale Avenue, Suite 360
                               Tulsa, OK  74137
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

As of April 30, 1997, the Registrant had 12,620,638 shares of common stock, $0.01 par value, (the "Common Stock") issued and outstanding.

                       PART I - FINANCIAL INFORMATION


General
CVI is an interactive multimedia production company that develops and produces custom CD-ROM, CD-i, On-line, and Internet products for the corporate and consumer markets. The Company's primary business has centered on developing custom CD-ROM and CD-i applications for companies to use in their training and marketing activities.

During 1996, the Company was principally involved in the development and production of interactive training programs on CD-ROM for one corporate customer, the Dowell Division of Schlumberger Technology Corporation, an international well logging, seismic and service company, under a production agreement dated January 1, 1995. Payments to the Company for services rendered under the agreement commenced during 1995 and continued at regular intervals throughout 1996. As of December 31, 1996, the Company completed the interactive training project for Dowell, and as of March 31, 1997, had no backlog of orders or new contracts to develop additional CD-ROM titles.

Since its inception in 1991, the Company has not generated positive earnings from operations, but rather has incurred losses. See "Financial Statements." As a result, the Company has been, and will continue to be, materially dependent on the issuance of its common stock for cash, debt and services to provide liquidity for its operations.

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

To accomplish its strategy, the Company will be dependent upon the successful completion of additional corporate financings, including the sale of its common stock, convertible debt, and warrants in public and private offerings for such consideration as may be necessary under the circumstances, rather than earnings to continue the conduct of its business activities as discussed below. There can be no assurance such offerings can be successfully completed, or if completed, that such acquisitions can be successfully integrated into the operations of the Company.

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

Limited Available Capital; Need for Additional Financing. Without raising additional capital, the Company will be unable to execute its growth by acquisition strategy and its ability to develop its existing CD-ROM production business will be limited to the extent of available cash flow. Accordingly, in order for the Company to achieve its business objective and achieve profitable operations, it will be necessary to generate additional cash flow from operations, raise additional debt and/or equity capital. The Company has plans to raise additional capital from the sale of its securities. No assurance can be given as to the availability or terms of any such additional financing or that such terms as are available may not be dilutive to the interests of the Company's shareholders. See "Item 2. Management's Discussion and Analysis or Plan of Operations- Liquidity and Capital Resources."

No backlog of orders or new contracts. At March 31, 1997, the Company had no backlog of orders or contracts to develop additional CD-ROM titles. Total sales volumes for future periods are significantly impacted by the degree of success the Company experiences in its efforts to attract new business. As a result, quarterly operating results generally depend on the payments received under pre-existing or new contracts within the quarter, which are difficult to forecast. Accordingly, any significant shortfall of demand for the Company's services in relation to the Company's expectations will have an immediate adverse impact on the Company's business, operating results and financial condition. In addition, the Company plans to increase its operating expenses to fund increased sales and marketing operations. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially adversely affected.

Significant fluctuations in future quarterly operating results. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including demand for the Company's services, introduction or enhancement of products by the Company and its competitors, market acceptance of new products, mix of distribution channels through which products are sold, mix of products and services sold, and general economic conditions. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

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

Item 1.	Financial Statements

                       CORPORATE VISION, INC.
                           BALANCE SHEETS
                            (UNAUDITED)


                                                   March 31,     December 31,
ASSETS                                                  1997             1996

Current Assets
Cash                                               $  442,238     $   52,550
Accounts receivable                                         0          5,029
Prepaid expenses (related party)                       25,001         33,334
Prepaid expenses                                      183,617        183,617

                                                      650,856        274,530

Property and Equipment
Property and equipment                                594,367        592,569
Less:  accumulated depreciation                      (345,447)      (320,703)

                                                      248,920        271,866

Other Assets
Capitalized software                                   70,013         76,378
Goodwill                                               75,989         82,897
Other assets                                          189,491        189,491
Licensing agreement                                    43,946         46,167
Consulting Agreements                                 131,250        174,999
Marketing and distribution rights                      30,556         33,334

                                                      541,245        603,266

TOTAL ASSETS                                       $1,441,021     $1,149,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                   $   89,059     $   75,068
Accrued liabilities                                    12,288          7,999
Payable to stockholders (related party)                28,153         43,520
Current portion of long term debt                      20,451         30,292

                                                      149,951        156,879

Long Term Liabilities
Debentures payable                                    729,413              0
Discount on debentures                               (109,413)             0
Unamortized Debenture Issue Costs                     (79,400)             0
Deferred income taxes                                  15,600         15,600

                                                      556,200         15,600

Stockholders' Equity
Preferred stock, $0.01 par value
  1,000,000 shares authorized, no shares issued
  or outstanding at March 31, 1997 and December
  31, 1996                                                  0              0
Common stock, $0.01 par value
  20,000,000 shares authorized, 12,620,638 shares
  issued and outstanding at March 31, 1997 and
  December 31, 1996                                   126,206        126,206
Additional paid in capital                          2,992,120      2,992,120
Deficit accumulated during development stage       (2,383,456)    (2,141,143)

                                                      734,870        977,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,441,021     $1,149,662

                       CORPORATE VISION, INC.
                      STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                                  For the three months ended
                                                  March 31,        March 31,
                                                       1997             1996

Revenue                                           $ 10,656         $244,068

Production expenses
Personnel                                           71,056           69,850
Audio/Visual                                        16,014            6,870

                                                    87,070           76,720

General and administrative
Office                                              18,015           34,681
Selling                                             20,121           32,138
Professional fees                                   15,432           21,957
Investor relations                                  69,312           26,643
Depreciation and amortization                       43,018           40,841

                                                   165,899          156,260

Income (loss) from operations                     (242,313)          11,088

Interest expense                                         0            6,449

Income (loss) before income taxes                 (242,313)           4,639

Provision for income taxes
Current                                                  0                0
Deferred                                                 0                0

                                                         0                0

Net income (loss)                                ($242,313)        $  4,639

Earnings (loss) per share                            ($0.02)          $0.00

Weighted average common shares                   12,955,459      10,181,522

                        CORPORATE VISION, INC.
                       STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                                 For the three months ended
                                                 March 31,        March 31,
                                                      1997             1996

Cash provided by (used in) operating activities
Net income (loss)                                ($242,313)        $  4,639
Non-cash charges to earnings:
  Depreciation and amortization                     43,018           40,841
  Consulting services                               52,080           43,000

Changes in operating assets and liabilities:
  Change in accounts receivable                      5,029          (80,346)
  Change in accounts payable                        13,991           23,900
  Change in other current liabilities                4,289          (23,040)

                                                  (123,906)           8,994

Cash provided by (used in) investing activities
Investment in other assets                               0          (18,197)
Purchase of equipment                               (1,798)         (26,058)

                                                    (1,798)         (44,255)

Cash provided by (used in) financing activities
Payments of stockholder loans (related party)            0          (18,807)
Payments of loans from non-affiliate stockholders  (15,367)               0
Payments of long-term debt                          (9,841)          (8,231)
Proceeds from issuance of convertible debentures   540,600           86,973

                                                   515,392           59,935

Net change in cash                                 389,688           24,674
Cash at beginning of period                         52,550           40,335

Cash at end of period                             $442,238         $ 65,009

Supplemental Disclosures
Cash paid for interest and income taxes:
  Interest                                              $0         $  6,449
  Income taxes                                          $0               $0

Non-cash investing and financing activities:
Stock issued to convert note payable to stockholder     $0         $ 42,644
Stock issued in advance for services rendered by
  non-affiliates                                        $0         $219,000

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources
In order to carry out its plans for additional corporate financing, the Company, on December 18, 1996, entered into an arrangement with Select Capital Advisors, Inc. ("Select") to provide investment advisory, brokerage participation and other financial services for the purpose of securing approximately $1,500,000 in additional equity and/or debt funding from investors and/or financial institutions. Under the terms of the arrangement, the Company paid a due diligence fee of $5,000 in cash and obligated itself to pay commissions to the Placement Agent of varying percentages depending on the nature and amount of funds secured under the arrangement.

As of March 31, 1997, Select had successfully completed the placement of $729,413 in convertible debentures, which resulted in net proceeds to the Company of $540,600 (See Item 5- Other Information). Management believes that the net proceeds received as of March 31, 1997 are not sufficient to fund the Company's long-term working capital requirements and acquisition plans. Accordingly, the Company plans to raise additional equity and/or debt capital. In the event the Company is unsuccessful in raising additional funds during 1997, the business acquisitions planned by the Company may, by necessity, be delayed or abandoned and the operations of the Company reduced significantly.

During the first quarter of 1997, the Company purchased $1,798 in computers and related CD production equipment, compared to $26,058 during the first quarter of 1996. It is anticipated that during 1997, the Company will have additional capital expenditures to maintain and upgrade its computer and related CD production equipment, however, these expenditures will depend upon the level of revenues generated by the Company, which can not be estimated at this time.

Results of Operations:  First Quarter of 1997 Compared to First Quarter of
1996

During the first quarter of 1997, the Company obtained and completed two contracts for interactive marketing CD's, which generated approximately $10,656 in total revenue. As compared to the first quarter of 1996, revenues decreased by approximately $233,000 because of the completion of the Dowell project during 1996. Since then the Company has generated only nominal revenues from its CD production activities. (See "Item 1. Business:
Cautionary Statement and Risk Factors".)

Production expenses during the first quarter of 1997 increased by approximately $10,350, or 13%, compared to the first quarter of 1996, due primarily to expenses for CD replication and packaging related to the Dowell project. The Company does not expect any additional expenses related to the Dowell project in any subsequent quarters of 1997.

Office expense during the first quarter of 1997 decreased by approximately $16,666, or 48%, as compared to the first quarter of 1996, primarily as a result of cost control measures. Selling expenses during the first quarter of 1997 decreased by approximately $12,000, or 37% compared to the first quarter of 1996, primarily as a result of lower expenses for commissions. Professional fees during the first quarter of 1997 decreased by approximately $6,000, or 27%, compared to the first quarter of 1996 primarily because of lower legal and accounting expenses.

During the first quarter of 1997, the Company incurred approximately $69,312 in expenses for its investor relations activities. Of such expenses, approximately $17,000 were paid in cash for certain media programs to increase investor awareness of the Company. The remaining $52,000 in expenses were non-cash related, resulting from the amortization of two services contracts as follows:

The Company has retained the services of Investor Relations Corporation ("IRC") of Tulsa, Oklahoma under the terms of a services agreement dated December 1, 1994 to provide certain investor relations functions for the Company, including the preparation of annual and quarterly reports and the coordination of compliance with state and federal securities disclosure and reporting requirements. The principal owners of IRC are Rhonda R. Vincent, an officer and director of the Company and Gifford M. Mabie, the spouse of the founder, President and Chief Executive Officer of the Company. As compensation to IRC for services rendered under the contract, the Company issued 500,000 shares of its voting common stock to IRC during December, 1994. As of December 31, 1996, the unamortized portion of the IRC contract was $33,334. IRC is expected to continue providing such services through the initial term of the contract. During the first quarter of 1997, the Company amortized $8,333 related to the IRC contract.

In February, 1996, the Company entered into an agreement with RDG Investments ("RDG") of Vancouver, British Columbia, to provide certain consulting services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and the common stock. Under the terms of the agreement, RDG received a total of 550,000 shares of restricted common stock and 400,000 incentive stock options at $0.10 per share, which were exercised during 1996. As of December 31, 1996, the unamortized portion of the consulting contract was $175,000. RDG is expected to continue providing such services through the initial term of the contract. During the first quarter of 1997, the Company amortized $43,750 related to the RDG contract.

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of March 31, 1997, the Company had generated net operating loss carryforwards for financial reporting purposes of approximately $2.0 million available to reduce future federal income taxes. These carryforwards will begin to expire in 2007. The Company's ability to utilize the carryforwards could be limited by a "change in ownership," as such term is defined by federal income tax laws and regulations.


                        PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to claims of third parties from time to time arising in the ordinary course of business. While the outcome of proceedings and claims against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position of the Company.

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On December 18, 1996, the Company entered into an arrangement with Select Capital Advisors, Inc. ("Placement Agent") to provide investment advisory, brokerage participation and other financial services for the purpose of securing approximately $1,500,000 in additional equity and/or debt funding from investors and/or financial institutions. During the first quarter of 1997, the Company offered and sold ("Offering") an aggregate principal amount of $729,413 of the Company's 12% subordinated convertible debentures ("the Convertible Debentures"), at a 15% discount to the principal face
amount.   The Convertible Debentures bear interest at a rate of 12% per annum, payable in cash or common stock of the Company. The Offering was offered and sold on a "best efforts" basis by the Placement Agent to a limited number of sophisticated investors (the "Holder(s)"), each of whom do not qualify as a "U.S. Person," as such term is defined under Regulation S, as promulgated by the Securities and Exchange Commission ("SEC"), under the Securities Act of 1933, as amended ("1933 Act").

In connection with the Offering, the Company paid the Placement Agent a cash sales commission equivalent to 12% of the discounted sales price of the Convertible Debentures. The Offering was effected under an exemption from the registration requirements of Section 5 of the 1933 Act afforded by
Section 4(2) and/or Regulation S of the 1933 Act.

The Holder of each Convertible Debenture is entitled, at its option, at any time commencing 45 days after closing of the Offering to convert all or any amount over $25,000 of the principal face amount of the Convertible Debenture then outstanding into shares of common stock of the Company at a conversion price equal to the lower of (a) 80% of the average closing bid price of the Common Stock for the five (5) business days immediately preceding the date of receipt by the Company of notice of conversion or (b) 80% of the average closing bid price of the Common Stock for the five (5) business days immediately preceding the date of subscription by the Holder.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     None

(b)  Reports on Form 8-K
During the first quarter of 1997, one report on Form 8-K was regarding the change in certifying accountants. Such report was filed on March 20, 1997.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CORPORATE VISION, INC.






                                        /s/  Rhonda R. Vincent

                                        Rhonda R. Vincent,
                                        Treasurer and Chief Financial Officer



Dated:  May 20, 1997