Form 10QSB
period 1997-06-30
CORPORATE VISION INC /OK
filed 1997-08-20
CIK 868074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997


Commission File Number:  0-18824


CORPORATE VISION, INC.
(Exact name of registrant as specified in its charter)


Oklahoma
(State or other jurisdiction of incorporation)

73-1380820
(I.R.S. Employer Identification No.)

4545 South Mingo Road
Tulsa, OK  74146
(Address of principal executive offices, including zip code)

(918) 743-1090
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
									[ X ] Yes		[    ] No

As of July 31, 1997, the Registrant had 17,677,112 shares of common stock, $0.01 par value, (the "Common Stock") issued and outstanding.


PART I - FINANCIAL INFORMATION

CORPORATE VISION, INC.
BALANCE SHEETS
(UNAUDITED)

                                              June 30,         December 31,
                                                 1997                 1996
                                           -----------         -----------
ASSETS
Current Assets
   Cash                                         $1,845             $52,550
   Accounts Receivable                          18,730               5,029
   Prepaid expenses (related party)             16,667              33,334
   Prepaid expenses                            171,965             183,617
                                           -----------         -----------
                                               209,206             274,530
                                           -----------         -----------
Property and Equipment
   Property and Equipment                      604,103             592,569
   Less:  Accumulated Depreciation            (369,528)           (320,703)
                                           -----------         -----------
                                               234,575             271,866
                                           -----------         -----------
Other Assets
   Investment in T.L. Phipps & Co.             580,535                   0
   Capitalized Software                         63,647              76,378
   Goodwill                                     69,081              82,897
   Other assets                                  2,519             189,491
   Licensing Agreement                          41,725              46,167
   Consulting Agreement                         87,500             174,999
   Marketing and distribution rights            27,778              33,334
                                           -----------         -----------
                                               872,785             603,266
                                           -----------         -----------

TOTAL ASSETS                                $1,316,566          $1,149,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                            $55,299             $75,068
   Accrued Liabilities                          24,603               7,999
   Payable to Stockholders (related party)           0              43,520
   Current portion of long term debt                 0              30,292
                                           -----------         -----------
                                                79,902             156,879
                                           -----------         -----------
Long Term Liabilities
   Debentures payable                        1,008,383                   0
   Discount on debentures                     (167,133)                  0
   Unamortized debt issue costs               (100,950)                  0
   Deferred income taxes                        15,600              15,600
                                           ------------        -----------
                                               755,900              15,600
                                           ------------        -----------
Stockholders' Equity
   Preferred Stock, $0.01 par value,
     1,000,000 shares authorized, no shares
     issued or outstanding at June 30, 1997
     and December 31, 1996                           0                   0
   Common Stock, $0.01 par value,
     100,000,000 shares authorized,
     15,531,595 and 12,620,638 shares issued
     and outstanding at June 30, 1997 and
     December 31, 1996                         155,316             126,206
   Additional Paid in Capital                3,381,688           2,992,120
   Accumulated Deficit                      (3,056,240)         (2,141,143)
                                            -----------         -----------
                                               480,764             977,183
                                            -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $1,316,566           $1,149,662
                                            -----------         -----------


CORPORATE VISION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                               3 MONTHS     3 MONTHS    6 MONTHS    6 MONTHS
                               ENDED        ENDED       ENDED       ENDED
                               JUNE 30,     JUNE 30,    JUNE 30,    JUNE 30,
                               1997         1996        1997        1996
                               ----------   ---------   ---------   ---------

Revenue                        $18,536      $241,047    $29,192     $485,115

Production expenses
   Personnel                    81,702        80,238    152,758      150,090
   Audio/Visual                  5,270        23,702     21,284       30,002
                               ----------   ---------   ---------   ---------
                                86,972       103,947    152,758      180,092
                               ----------   ---------   ---------   ---------
General and administrative
   Office                       33,898        37,580     51,913       68,406
   Selling                      19,181        16,392     39,302       48,530
   Professional fees            34,199        13,920     49,631       35,877
   Investor relations          210,866        17,575    280,178       45,677
   Other                             0         1,367          0        4,339
   Depreciation/amortization    42,352        40,842     85,370       86,683
                               ----------   ---------   ---------    --------
                               340,496       127,676    506,394      284,512
                               ----------   ---------   ---------    --------

Income (loss) from Operations (408,932)        9,424    (651,244)     20,511

Other income (expenses)
   Interest expense             (2,002)       (4,413)     (2,002)    (10,862)
   Debenture discount and
     issue costs               (74,878)            0     (74,878)          0
   Write-off of acquisition
     costs                    (186,972)            0    (186,972)          0
                              -----------   ---------   ---------     --------
                              (263,852)       (4,413)   (263,852)     (10,862)
                              -----------   ---------   ---------     --------
Income (loss) before income
   taxes                      (672,784)        5,011    (915,096)       9,649

Provision for income taxes           0             0           0            0
                              -----------   ---------   ---------     --------

Net income (loss)             (672,784)        5,011    (915,096)       9,649
                              -----------   ---------   ---------     --------

Earnings (loss) per share       ($0.05)        $0.00      $(0.07)       $0.00
                              -----------   ---------   ---------     --------

Weighted average common
   shares                     13,410,568    12,955,459  13,017,785    10,181,522
                              -----------   ----------  ----------    ----------




CORPORATE VISION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                     6 Months ended        6 Months ended
                                     June 30, 1997         June 30, 1996
                                     --------------        --------------

Cash provided by (used in) operating
   activities
Net income (loss)                      $(915,097)                $9,649
Non-cash charges to earnings:
  Depreciation and amortization           85,370                 81,683
  Consulting services                    112,318                 21,000
  Write-off of acquisition of TVP        186,972                      0
  Debenture discounts and issue costs     74,878                      0
  Other                                        0                 46,142
Changes in operating assets and
   liabilities
   Change in accounts receivable         (13,701)               (87,905)
   Change in accounts payable            (19,769)                52,038
   Change in prepaid assets                3,500                      0
   Change in other current liabilities    16,604                (24,189)
                                        ---------             ----------
                                        (468,925)                98,418
                                        ---------             ----------

Cash provided by (used in) investing
   activities
  Investment in T.L. Phipps & Co.       (438,035)                     0
  Investment in other assets                   0                (91,186)
  Purchase of equipment                  (11,533)               (69,531)
                                        ---------             ----------
                                        (449,568)               (160,717)

Cash provided by (used in) financing
   activities
  Loans from stockholders (related
   party)                                 20,549                      0
  Payments of stockholder loans
   (related party)                       (64,069)               (66,645)
  Payments of loans from non-affiliated
   shareholders                                0                (145,000)
  Payments of long-term debt             (30,292)                (21,158)
  Proceeds from issuance of convertible
   debentures                            941,600                 278,932
                                        ---------             -----------
                                         867,788                  46,129
                                        ---------             -----------

Net change in cash                       (50,705)                (16,170)
Cash at beginning of period               52,550                  40,335
                                        ---------             -----------
Cash at end of period                     $1,845                 $24,165
                                        ---------             -----------

Supplemental Disclosures
  Cash paid for interest and taxes
     Interest                             $2,003                 $10,862
     Income taxes                              0                       0

Non-cash investing and financing
activities
   Stock issued for convertible
     debentures                         $276,177                       0
   Stock issued for conversion of
     note payable to non-affiliated
     stockholder                               0                 $42,644
   Stock issued in advance for
     services rendered by non-
     affiliates                                0                $466,495
   Stock issued for services in
     advance (related party)                   0                 $25,000





PART I- FINANCIAL INFORMATION


General
The financial statements have been prepared by the Company without audit and should be read in conjunction with the Company's financial statements and notes thereto included in the Company's annual report and Form 10-K as of December 31, 1996.

CVI is an interactive multimedia production company that develops and produces custom CD-ROM, CD-i, On-line, and Internet products for the corporate and consumer markets. During 1996, the Company was principally involved in the development and production of interactive training programs on CD-ROM for one corporate customer, which accounted for substantially all of the Company's revenues in 1995 and 1996. As of December 31, 1996, the Company completed the interactive training project for Dowell, and had no backlog of orders or new contracts to develop additional CD-ROM titles. (See Subsequent Events)

Investment in T.L. Phipps & Company
On May 15, 1997, the Company signed a definitive agreement to acquire 100% of the common stock of T.L.Phipps & Company in exchange for 750,000 shares of common stock of the Company. The acquisition of Phipps is consistent with the Company's growth strategy of acquiring companies in the video production and multimedia businesses. In anticipation of closing the transaction, the Company advanced approximately $450,000 to certain creditors of Phipps and obligated itself to pay certain other costs in connection with the transaction. (See Subsequent Events)

Growth Strategy
The Company's objective is to acquire companies in the video production and multimedia development businesses that enhance the Company's production capabilities and expand its client base. To accomplish its strategy, the Company will be dependent upon the successful completion of additional corporate financings, including the sale of its common stock, convertible debt, and warrants in public and private offerings for such consideration as may be necessary under the circumstances, rather than earnings to continue the conduct of its business activities as discussed below. There can be no assurance such offerings can be successfully completed, or if completed, that such acquisitions can be successfully integrated into the operations of the Company.

Cautionary Statement and Risk Factors
Forward-Looking Statements. In the interest of providing the Company's shareholders and potential investors with certain information regarding the Company, including management's assessment of the Company's future plans and operations, certain statements set forth in this Report relate to management's future plans and objectives or to the Company's future economic and financial performance. Such statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to and in reliance on the safe harbor provisions of such sections.

Although any forward-looking statements contained in this report or otherwise expressed by or on behalf of the Company are, to the knowledge and in the judgment of the officers and directors of the Company, expected to prove true and to come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things: the Company's ability to generate sufficient cash flow from operations to meet its current and future obligations, the Company's ability to access external sources of debt and equity capital;
the Company's ability to identify, evaluate and acquire other companies; and other such risks and uncertainties described from time to time in the Company's periodic reports and filings with the Securities and Exchange Commission. These and other risks are described elsewhere in this report and in the Company's other filings with the Securities and Exchange Commission. Accordingly, shareholders and potential investors are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicated. In addition, forward-looking statements are based on management's knowledge and judgment as of the date of this report, and the Company does not intend to update any forward-looking statements to reflect events occurring or circumstances existing hereafter.

History of Losses; Accumulated Deficit.   It is expected that the Company will
continue to experience losses and that, in order to achieve profitability and generate cash flow, it will be dependent upon acquiring additional debt or equity capital and acquiring other business opportunities. There can be no assurance that the Company will be able to do so.

Limited Available Capital; Need for Additional Financing. Without raising additional capital, the Company will be unable to execute its growth by acquisition strategy and its ability to develop its existing CD-ROM production business will be limited to the extent of available cash flow. Accordingly, in order for the Company to achieve its business objective and achieve profitable operations, it will be necessary to generate additional cash flow from operations, raise additional debt and/or equity capital.
The Company has plans to raise additional capital from the sale of its securities. No assurance can be given as to the availability or terms of any such additional financing or that such terms as are available may not be dilutive to the interests of the Company's shareholders. (See Item 2. Management's Discussion and Analysis or Plan of Operations- Liquidity and Capital Resources.)


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

On December 18, 1996, the Company entered into an arrangement with Select Capital Advisors, Inc. to provide services for the purpose of securing equity and/or debt funding from investors and/or financial institutions
(See Item 5. Below). An Offering pursuant to Regulation S was structured for a maximum issuance of convertible debentures in an aggregate principal face amount of $1,875,000. During March and April of 1997, the Company issued $1,284,560 (face amount), for which net proceeds of $941,600 were received.
In addition, the Company received signed debentures for an aggregate principal amount of $279,410, for which net proceeds have not yet been received.

In anticipation of receiving the remaining proceeds from the $279,410
(face amount) (estimated net of $200,000) of signed Debentures and in reliance upon assurances from Select Capital that additional financing was forthcoming, the Company advanced approximately $450,000 to certain creditors of Phipps and committed itself to pay certain liabilities on behalf of Phipps.

At June 30, 1997, management determined that the net proceeds from the sale of Debentures and other funding sources were not sufficient to fund the Company's long-term working capital requirements and the Phipps acquisition. Attempts to renegotiate the timing and amount of funding requirements for the Phipps acquisition have to date been unsuccessful.

Results of Operations: Second Quarter of 1997 Compared to Second Quarter of 1996

During the second quarter of 1997, the Company obtained and completed two contracts for interactive CD's, which generated approximately $18,536 in total revenue. Since the completion of the Dowell project, the Company has generated nominal revenues from its CD production activities and no projects are currently in backlog.

Production expenses during the second quarter of 1997 decreased by approximately $10,350, or 13%, compared to the second quarter of 1996, due primarily to lower revenues from CD production activities.

Personnel, Office, Selling, and Depreciation and Amortization costs for the second quarter of 1997 remained consistent with the second quarter of 1996.

During the second quarter of 1997, the Company incurred approximately $210,866 in expenses for its investor relations activities. Of such expenses, approximately $150,000 was for certain expenses paid by a non-affiliate shareholder on behalf of the Company and $52,000 was non-cash related, resulting from the amortization of investor relations services contracts.

In 1994, the Company retained the services of Investor Relations Corporation
(IRC) to provide certain investor relations and consulting functions for the Company. The principal owners of IRC are Rhonda R. Vincent, an officer and director of the Company and Gifford M. Mabie, the spouse of the founder, President and Chief Executive Officer of the Company. During the second quarter of 1997, the Company paid no fees to IRC for its services and paid Gifford Mabie a $15,000 consulting fee for his efforts in securing the funding through Select Capital (See Item 5). In addition, the Company amortized $8,333 related to the IRC contract. Rhonda R. Vincent has performed her duties without compensation since October, 1996.

During the second quarter of 1997, the Company recognized $75,000 in debenture discounts and issue costs related to the conversion of the Company's convertible debentures.

During the second quarter of 1997, the Company incurred a one-time charge related to the write-off of certain costs related to the proposed acquisition of Texas Video & Post. During the second quarter, TVP elected not to proceed with the acquisition.

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of June 30, 1997, the Company had generated net operating loss carryforwards for financial reporting purposes in excess of $2.0 million, and this amount may be available to reduce future federal income taxes. These carryforwards will begin to expire in 2007.
The Company's ability to utilize the carryforwards will be limited by a "change in ownership," as such term is defined by federal income tax laws and regulations.

Subsequent Event

On August 11, 1997, the Board ratified the acquisition of T.L. Phipps & Company,Inc., the plan to consolidate operations at Phipps 17,000 square foot production studio at 4545 South Mingo Road in Tulsa, Oklahoma, and the intent to settle by mutual agreement the dispute with Terry Phipps, subject to mutual releases. The Company has not made certain payments required by the Phipps acquisition agreement because (1) the funds were not available to make those payments and (2) because of certain inaccurate representations by Phipps relating to accounts receivable of T.L. Phipps & Co. In addition, additional conditions to the closing have not yet occurred, including the conveyance in recordable form by Terry Phipps of the building housing the production studio of T.L. Phipps & Co. The Company's production facility at 8908 South Yale Avenue in Tulsa, Oklahoma has been closed, excess equipment
has been sold, and the employees of the Company terminated.   The Board also
approved the sale of certain assets and the application of the proceeds in settlement of claims by the Company's landlord and other liabilities.
Sheryl Mabie, founder of CVI, resigned as President, CEO and Chairman of the Board. Rhonda Vincent resigned as Vice President, Secretary, Treasurer, CFO and Director. The resignations were effective on August 11, 1997.
Jack Arnold, a member of the Board of Directors, was elected Chairman, President, CEO, Secretary,Treasurer and CFO of the Company. The two vacancies on the Board have not yet been filled.

Terry Phipps has threatened suit over the Company's acquisition of T.L. Phipps & Company. The parties are in negotiation to settle that dispute. There is no assurance that the matter will be settled successfully. The resolution of this dispute may have a materially adverse effect on the Company.

The Company has no pending business, no active production employees, no production facility or other assets necessary to carry out its business.


PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In late 1996, James Herrod filed suit against the Company seeking $30,000 in damages and to obtain possession of 50,000 shares of unrestricted common stock of the Company as a secured creditor of Richard Bridge and Prime
South Investments, a company that provided investment advisory services to the Company. In response to the claim and other conflicting claims of ownership, the Company issued 50,000 shares of restricted common stock as required by Rule 144 and filed an interpleader action in Tulsa County District Court. By interpleading the stock, the Company has relinquished any claim to the stock but denies any liability or responsibility for the claim for damages. Although the Company has relinquished any claim of ownership of the stock, the Company intends to vigorously defend the claim for money damages.

Item 2.	Changes in Securities

During the second quarter of 1997, the Company issued 750,000 shares of its restricted common stock to the shareholders of T.L. Phipps & Company in exchange for 100% of the common stock of T.L. Phipps. This transaction has not yet closed.

During the second quarter of 1997, the Company issued 2,160,957 shares of its common stock in connection with the conversion of convertible debentures previously issued by the Company in a transaction effected pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The recipients of such shares of common stock were "non-US" persons as defined by Regulation S.


Item 3.	Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 28, 1997, the Company held its annual meeting of shareholders. At the meeting, approximately 73% of the total outstanding shares were represented
in person or by proxy.   The shareholders (a) approved the election of
Sheryl Mabie, Rhonda Vincent, Jack Arnold, Pete Ramsaroop and Art Walsh as directors to serve until the next annual meeting, (b) ratified the appointment of Cross & Robinson as independent accountants for the fiscal year ended December 31, 1997; (c) approved the proposal granting authority to the Board of Directors to change the name of the Company by amending the Company's Certificate of Incorporation; (d) approved the increase in the number of shares of common stock authorized from 20,000,000 shares to 100,000,000 shares; and (e) approved an increase in the number of shares of common stock reserved for the Company's Stock Option to 6,000,000 shares.

Item 5.  Other Information

On December 18, 1996, the Company entered into an arrangement with Select Capital Advisors, Inc. ("Placement Agent") to provide investment advisory, brokerage participation and other financial services for the purpose of securing equity and/or debt funding from investors and/or financial institutions. During March and April of 1997, the Company offered and sold ("Offering") an aggregate principal amount of $1,284,560 of the Company's 12% subordinated convertible debentures ("the Convertible Debentures"), at
discounts ranging from 15%-20% of the principal face amount.   The
Convertible Debentures bear interest at a rate of 12% per annum, payable in cash or common stock of the Company. The Offering was offered and sold on a "best efforts" basis by the Placement Agent to a limited number of sophisticated investors (the "Holder(s)"), each of whom do not qualify as a "U.S. Person," as such term is defined under Regulation S, as promulgated by the Securities and Exchange Commission ("SEC"),under the Securities Act of 1933, as amended ("1933 Act"). In connection with the Offering, the Company paid the Placement Agent a cash sales commission of $128,400 (equivalent to 12% of the discounted sales price of the Convertible Debentures) and 62,000 warrants to purchase common stock of the Company at $0.35 per share.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
None

(b)  Reports on Form 8-K
During the second quarter of 1997, one report on Form 8-K regarding the acquisition of T.L. Phipps & Company was filed. Such report was filed on May 31, 1997.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CORPORATE VISION, INC.




/s/ JACK ARNOLD
-----------------------------
Jack Arnold
President and Treasurer


Dated:  August 19, 1997