Form 10KSB
period 1997-12-31
CORPORATE VISION INC /OK
filed 1998-11-30
CIK 868074

Corporate Vision, Inc.

December31, 1997 and 1996




CONTENTS
Independent Auditor's Report	1
Financial Statements
Balance Sheets	2
Statements of Operation	3
Statements of Stockholders' Equity	4
Statements of Cash Flows	5
Notes to Financial Statements	6-19





































Corporate Vision, Inc.

Financial Statements
December 31,1997 and 1996

and

Independent Auditors Report

The Board of Directors and Stockholders
Corporate Vision, Inc.
Tulsa, Oklahoma

We have audited the balance sheets of Corporate Vision, Inc., an Oklahoma Corporation. as of December 31, 1997 and 1996, and the related statements of operation, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles wed and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Vision, Inc., as of December 31, 1997 and 1996, and its results of its operations and its cash flows for the years ended in conformity with generally accepted accounting principles.

CROSS AND ROBINSON
Certified Public Accountants
May 5, 1997







LIABILITIES AND STOCKHOLDERS' EQUITY
                                              1997	             1996

Current Liabilities
	Accounts payable                               $80,163	   $75,068
	Accrued liabilities                             49,523	     7,999
	Payable to stockholder	                                    43,520
	Notes payable - bank	                                      30,292

        Total Current Liabilities               129,686	       156,879


Long-Term Debt
        Debentures payable                      540,000          ___
	Deferred Income Taxes                                         15,600
	Total Liabilities                             669,686	       172,479

Stockholders' Equity
Preferred stock, $0.01 par value,
1,000,000 shares authorized,
no shares issued or  outstanding.

         Common stock, $.01 par value,
         100,000,000 shares                         573,812	        126,206
	 authorized, 57,381,167 and
          12,620,638 shares
	 issued and outstanding at
          December 31,1997
          and 1996

          Additional paid-in capital               3,983,206	      2,992,120
	  Retained earnings                              (4,721954)	     (2,141,143)



Total Stockholders  Equity                         (164,936)	      977,183

Total Liabilities and
Stockholders' Equity
                                                   $504,749    1,149,662














Corporate Vision. Inc.

Statements of Operations
For the Years Ended December31, 1997 and 1996





Discontinued Operations (Note 17):

                                         1997         1996

	Loss from Discontinued Operations       $(l,687,945) $(627,527)

Loss From Disposal of Assets
    From Discontinued operations          (892,867)
	   Net (Loss)                           $(2,580,811)   $(627,527)

Net Loss Per Share From Discontinued Operations































Corporate Vision. Inc.

Statements of Stockholders' Equity
For the Year Ended December 31, 1997 and 1996










                                   Additional       Loss From

                    Common Stock    Paid-In        Discontinued   Retained

                   Shares  Amount   Capital        Operations     Earnings




Balance at
December31, 1995   9,491,175 $94,912  1,929,340                -$(1,513,616)
Stock issued for
cash                 723,175	  7,231    276,699
Stock issued for
debt                   85,288     852     41,791
Stock issued for
services            2,321,000   23,211   744,290
net loss for 1996                                                 -(627,527)






Balance at December
31,1996             12,620,638   126,206              (2,992,120)(2,141,143)

Stock issued for
cash	                 41,282,480   412,826     896,735
Stock issued for
services	              3,378,049    33,780      91,551
Stock issued as
Investment
In TL Phipps, net       100,000     1,000       2,800
Net loss for 1997


                                                      (2,580,811)(2,580,811)


Balance at
December 31,1997   57,381,167 $573,812$ $3,933,206$$(2,580,811)$(4,72l,954)

















Accompanying notes are an integral
part of the financial statements


Page 4 of 19
                                                  1997        1996		p-a
	1991	1996
Net Increase (Decrease) in Cash                 292,687 12,215	292,687	12,215
Cash at Beginning of Period                      52,550 40,335	52,550	40,335
Cash at End of Period                          $345,237     $52,550


Supplemental Disclosure of Cash Flow Information
Cash paid for interest:
Interest	                                      $ 405,359  $14,378






















Corporate Vision. Inc.

Notes to Financial Statements
December31, 1997 and 1996


Notes I -  Summary of Organization and Significant Accounting Policies

Organization
Corporate Vision, Inc. ("CVI" or 'the Company") was incorporated in Oklahoma on November 20,1990 as a video production company. In 1992, the Company began developing custom CD-ROM and CD-i products for corporate clients.

In December, 1994, the Company purchased 90% of the outstanding common stock of Trident Enterprises, Inc. (Trident), a publicly traded Nevada corporation. In May, 1995, the shareholders of CVI and Trident approved a merger of the companies As a result, the minority shareholders of Trident received 86,694 common shares of CVI in exchange for their ownership of Trident common stock. Subsequent to the merger and share exchange, Trident ceased to exist as a separate entity and CVI remained as the surviving corporation. In June, 1995, CVI's common stock began trading on the OTC Bulletin Board under the symbol "CVIA."

Prior to 1997 Corporate Vision, Inc. was an interactive multimedia production company that developed and produced custom CD-ROM, CD-i, On-line, and Internet products for the corporate and consumer markets.

Financial Condition
The Company's financial statements for the year ended December 31,1997 and 1996 have been prepared on a liquidation basis of accounting which contemplates the realization of assets and the settlement of liabilities and commitments at their net realizable value. The Company incurred a loss of $1,687,945 from discontinued operations during 1997 and a combined net loss of $2,580,811 and $627,527 for the years ended December 31, 1997 and 1996. As of December 31, 1997 the Company had an accumulated deficit of $4,721,954. The Company had working capital of $218,877 as of December31, 1997.


At December 31, 1996, the Company completed its contract with Dowell Schlumberger, which accounted for all of the Company's primary revenue for 1996. As of December31, 1997, the Company had completed all contracts for services and terminated all employees.

Cash and Cash Equivalents
The Company considers all highly liquid assets with maturities of three months or less to be cash equivalents.


Page 6 of 19
Corporate Vision, Inc

Notes to Financial Statements
December31. 1997 and 1996



Notes I -	Summary of Organization and Significant Accounting Policies
(continued)

Fiscal Year End
                     The Company's fiscal year ends on December31.

Property and Equipment
Property and equipment is recorded at cost. All material property and equipment additions are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

Software Development Costs
Software development costs were capitalized in accordance with Financial Accounting Standards Board Statement No.86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed" for the year ended December31, 1996 and prior. Accordingly, costs incurred during the initial design phase were expensed. Once the software was clearly defined and technological feasibility was established, software development costs were capitalized and amortized on a straight-line basis over an estimated useful life of five (5) years. Software development costs are carried at their net realizable value and, as such, an annual review of software development costs is conducted and the costs of obsolete software are written off. CVI did not have software development costs at December31, 1997.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.


Income Taxes
Effective January 1, 1991, the Company adopted
Statement of Financial Accounting Standards No.109,
"Accounting for Income Taxes," which requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax





Page 7 of 19
Notes 1 -


Corporate Vision, Inc.

Notes to Financial Statements
December31, 1997 and 1996


Summary of Organization and Significant Accounting Policies (continued) liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Earnings per Share
Earnings per share are computed based on the weighted average number of common shares outstanding during the periods presented, including, if dilutive, shares issuable under the stock option plans and warrants.



Revenue Recognition
Revenue is recognized monthly based upon the terms of the contract.

Reclassifications
Certain reclassifications were made to the 1996 financial statements to conform to the 1997 financial statement format.

Major Customer
Prior to 1997 The Company developed and produced custom
CDROM, CD-i, On-line, and Internet products for customers primarily in the continental United States. For the year ended December 31, 1996, substantially all of the revenue received was from one customer. CVI's contract obligation with that customer was completed in December of 1996.

Note 2 -	Property and Equipment
                             Estimated
              	              Useful Life    1997     1996
Computers and equipment      5-7 years	$6,512    $486,776
Furniture	               5-7 years	            49,863
Leasehold improvements       31.5-39 years ________    55,930
		6,512      592,569
	Accumulated depreciation	  (326)    (320,703)
	Property and equipment (net)	 $6,186     $271,866




Page 8 of 19
Corporate Vision, Inc.

Notes to Financial Statements
December31, 1997 and 1996
	Note 3 -	Intangibles
1997 1996

Capitalized Software Net
Employee expenses                 $100,354
Contract labor                      14,984
Audio/visual expenses               11,958


                                    127,296

Accumulated amortization            (50,918)
Net capitalized software             $76378






Goodwill, Net

	1997	1996
Transaction consulting fees
	(related party)	$ 80,500
	Accounting and legal fees	57,661

                                                            138,161
                                                            (55,264)
Accumulated amortization	   $--        $ 82,897

In connection with the purchase of and subsequent merger with Trident
(See Note 7), the Company incurred various costs in excess of the book value of Trident's assets. These costs were recorded as goodwill during 1995 and amortized during 1996. For the year ended December 31, 1997, The Company wrote-off all amounts associated with goodwill (See Note 20).

Licensing Agreement, Net
On June 28,1995, the Company purchased the CD-ROM rights and a six month option on the motion picture rights to "The Final Jihad", a novel about terrorism in the United States. The rights were acquired for future development of an interactive CD for the consumer market. The rights, which extend through June 28, 2000, were acquired for 15,000 shares of CVI common stock. The cost related to these rights was written-off in the year ended December31, 1997 (See Note 20- Discontinued Operations).

On November 30, 1994, the Company entered into a licensing agreement with Interactive Video Systems, Inc., a British Columbia corporation, ("IVS") to use certain copyrighted and non- copyrighted original animations, drawing and other artworks developed and owned by IVS. The









Page 9 of 19
Corporate Vision, Inc.

Notes to Financial Statements
December31, 1997 and 1996



Note 3.    Intangibles (continued)
term of the agreement was for a minimum of five (5) years, and thereafter so long as CVI was actively developing, marketing and distributing productions utilizing the animations and artworks. The $50,000 cost was being amortized over the life of the agreement. The unamortized cost of this licensing agreement was written-off in the year ended December 31, 1997 (See Note 20- Discontinued
Operations).


          1997            1996
Licensing agreement
"The Final Jihad"                           $12,195
Licensing agreement:
animations and artworks                      $50,000

                        $62,195

Accumulated amortization                      (16,028)

                         $46,167


Marketing and Distribution Rights, Net
The assets of Trident (see Note 8) consisted of a marketing and distribution agreement with interactive
Video systems, Inc. ("IVs") to market an interactive kiosk developed by WS. The Company amortized the asset during 1995 and 1996. The unamortized balance was written-off during the year ended December31, 1997 (See Note2
Discontinued Operations).


                                                         1997       1996
Marketing and distribution
	Rights: interactive kiosk	$	--      55,556
	Accumulated amortization                       (22,222)
	                                                   33,334
	Total Intangibles (Net)	$0      $238,776


Note 4.    Consulting Contracts
In February 1996, the Company entered into a three-year agreement with RDG Investments ("RDG") of Vancouver, British Columbia, to provide certain consulting services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and its common stock. Under the terms of the agreement, RDG received 550,000 shares of




Page 10 of 19
Corporate Vision, Inc.

Notes to Financial Statements
December31, 1997 and 1996



Note 4 -   Consulting Contracts (continued)
restricted common stock of the Company, valued at $300,000 or $0.55 per share, and 400,000 stock options at an exercise price of $0.10 per share. 'The contract was valued at $340,000 and was recorded as a prepaid consulting contract. During 1996, the Company expensed $165,000 as services were rendered. The balance of $208,334 at December
31, 1996 was written-off during 1997 (See note 20 -
Discontinued Operations).

Note 5.
Other Assets, Net

During 1995, the Company incurred certain costs
related to the acquisition and financing of Texas Video &
Post, a privately held video production company in
Houston, Texas. The acquisition was pending as of December
31, 1996. During 1997, the required additional capital was
not obtained which resulted in the write-off of
acquisition costs relating to this merger.
2
CCL		Amortization
                                Period           1997          1996
Acquisition costs	           2 years	      $  --	$ 47,322
Acquisition and financing
consulting fees (related
party)	            2 years	               139,650
Deposits		  2,518
	                             $--        $189.490

Note B -    Purchase of and Merger with Trident Enterprises, Inc.
Effective December 8, 1994, the Company purchased from IVS Holdings, Inc. (~VS") 18,000,000 shares of common stock ($0.0o1 par value) of Trident Enterprises, Inc.
('Trident"), a publicly traded Nevada corporation, for $50,000. As a result, the Company owned 90% of Trident's
20,000,000 issued and outstanding common stock at December
31, 1994.

On May 15,1995, the shareholders of CVI and Trident approved a merger of the companies and a reincorporation to the state of Oklahoma. In connection with the merger, the minority shareholders of Trident exchanged theft
2,000,000 outstanding common stock of Trident for newly issued stock of CVI at an exchange ratio of 33 to 1. As a result, the Trident shareholders received a total of 86,694 shares (including 28,800 shares to cover fractional


Page 11 of 19
Corporate Vision, Inc.

Notes to Financial Statements
December3l, 1997 and 1996



Note 6 -	Purchase of and Merger with Trident Enterprises, Inc.
(continued)
and other interests) of CVI's common stock. The exchange
ratio was based on the minority ownership of Trident as
compared to the combined net worth of CVI and Trident at
December 31, 1994. Subsequent to the merger and share
exchange, Trident ceased to exist as a separate entity and
Corporate Vision, Inc. remained as the surviving corporation.
CATY is governed by Oklahoma law and by a new certificate of incorporation and bylaws effected by the reincorporation.
	Note 7 -	Payable to Stockholders
	1997	1996

Note dated December 29,1995	$--	          $ 5,213

Note dated December 31, 1996
	$--	          $43,520

During 1996 Sheryl Mabie, President and CEO loaned the
Company funds to cover certain operating expenses. The notes accrue interest at a rate of 10% per year and are payable on demand. During 1997 payments were made to Sheryl Mabie to pay off this note. As of June 30,1997 the balance was $0.

Note B -    Notes Payable
On July 24, 1995, the Company obtained a total of $160,000 in unsecured loans from three individuals, one of which was a 5% beneficial stockholder of the Company and two of which were non-affiliates of the Company. The notes were in the amounts of $80,000, $40,000 and $40,000, respectively. The promissory notes carried an annual interest rate of 10% and were due December 31, 1995. Because the Company was unable to repay the notes by their due dates, effective January 1, 1996, the annual interest rate on the notes increased to 15%. In addition, on January 1,1996, the Company issued warrants to the note holders to purchase 80,000, 40,000 and 40,000 shares of common stock, respectively, at $1.00 per share at any time prior to January 1,1998.

On February 22, 1996, one of the non-affiliates of the Company convened the $40,000 note payable plus accrued interest of $2,644 to 85,288 shares of common stock at $0.50 per share In addition to the common stock, the Company issued
85,288 warrants, which allow the purchase of additional


Page 12 of 19
Corporate Vision, Inc.

Notes to Financial Statements
December31 1997 and 1996



Note 8 -    Notes Payable (continued)
shares of common stock at $0.50 per share at any time prior to February 21, 1998.

During 1996, the Company paid the remaining outstanding
notes, which consisted of $120,000 in principal and $12,272 in accrued interest.
Note 9 -	Note Payable - Bank

First National Bank of Broken Arrow, Oklahoma
Variable interest (prime plus 2.58,) 11.25% at December
31,1996), due February 15, 1998 in monthly installments of $3,280 in principal and interest. Note is secured by equipment and furniture of the Company and by personal guarantee of Sheryl Mabie, an officer of the Company.





Note 10 -	Income Taxes
The Company has incurred net operating losses since inception and has a loss carry forward of approximately
$4,700,767 at December31, 1997, expiring in years beginning in 2006. Deferred tax assets have not been recorded for future reduction in income taxes that may result from the net operating loss carry forward.











Page 13 of 19
Corporate Vision, Inc.

Notes to Financial Statements
December31, 1997 and 1996


Note 10 -   Income Taxes (continued)
The deferred tax assets and liabilities are as follows at December31:


                                         1997              1996


Net operating loss carry forward        $1,880,307         $458,700
	Depreciation


Total                                    $1,880,307         $443,100
Less valuation allowance                 $1,880,307         $458,700


Net Deferred Tax Liability                $--                 $15,600

Deferred taxes reflect a combined federal and state tax rate of approximately 40%.

For financial reporting purposes, a valuation allowance of $l,880,307 has been established in accordance with the provisions of FASB Statement No.109,Accounting for Income Taxest1. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as assessment indicates that it is more likely than not that the benefits will be realized.

Note 11-Note 12 -

Commitments and Contingencies

Litigation
The Company is a defendant in a lawsuit arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the action is without merit or that the ultimate liability, if any, resulting from it will not materially affect the Company's financial position. (See notes 16 and 20.) We have not received legal letter.)

Common Stock and Additional Paid-In-Capital
In February, 1996, the Company issued 85,288 shares of common stock to a non-affiliated note holder in exchange for the cancellation of indebtedness. In addition, the note holder was granted 85,288 warrants to purchase common stock at $0.50 per share on or before February 21, 1998

In March, 1996, the Company issued 550,000 shares at $0.50 per share for certain consulting services rendered to the Company by a non-related party with an objective of expanding investor and brokerage firm awareness and interest in the Company
 .


Page 14 of 19

Note 12 -
Corporate Vision, Inc.

Notes to Financial Statements
December31, 1997 and 1996



Common Stock and Additional Paid-In-Capital (continued)
In May, 1996, the Company issued 398,175 shares at an average price of $0.38 per share as a result of the exercise of warrants by non-affiliated shareholders. The consideration consisted of $101,431.08 in cash and $50,000 in printing services.

During 1996, the Company issued 131,000 shares at $0.50 per share for certain financial consulting services rendered to the Company by nonrelated parties.

During 1996, the Company completed a private offering of. 455,000 units, each unit consisting of one share common stock at $0.50 per share and one warrant to purchase an additional share of common stock at $0.50 per share. The warrants expire at various times ranging from March 1, 1998 to October 8, 1998.
The consideration consisted of $127,500 in cash and $100,000 in video production services to be rendered by a non-related party.

The Company has two stock option plans available to management and the Company 5 employees. During 1996, the Company issued 1,400,000 shares through the exercise of stock options pursuant to the Company's Stock Option Plan. During 1996, the Company issued 110,000 shares of its common stock through the exercise of stock options pursuant to the Company's Employee Stock Option Plan. No activity occurred during 1997 related to these two plans.

In November, 1997, the Company issued 1,307,190 shares of its common stock at a price of $.0255 per share for cash to a non-affiliated shareholder.

Note 13 -  Warrants
At December 31, 1997 and 1996, the Company had warrants outstanding to acquire 590,288 shares of common stock at $0.50 per share, which expire at various times ranging from February 21, 1998 to October 8, 1998 and warrants to acquire 160,000 shares of common stock at $1.00 per share which expire January 1, 1998.







Page 15 of 19
Corporate Vision, Inc.

Notes to Financial Statements
December31, 1997 and 1996



Note 14 -   Related Party Transactions
During the year ended December 31, 1996, Sheryl Mabie,
President and CEO, loaned the Company $38,307 to cover certain operating expenses. During 1996, the Company repaid a total of $110,693 which included $72,386 loaned in previous years in notes payable to Ms. Mabie. The Company also reduced the notes payable by the exchange of a vehicle, which had a net book value of $6,606. The 1996 notes payable balance of $43,520 accrued interest at a rate of 10% per year and was paid in full in 1997.

During 1997 and 1996, the Company paid Investor Relations Corporation (IRC") for services related to the stockholder relations and acquisitions. Rhonda Vincent, Treasurer and CEO and Gifford Mabie, spouse of Sheryl Mabie, President and CEO, own IRC. During 1997 and 1996, the Company paid $280,253 and $94,800, respectively to IRC for such consulting services.

Earnings Per Share
The following table reconciles the number of common shares outstanding as shown on the Balance Sheets with the weighted average common shares outstanding as shown on the Statements of Operations for the years ended December 31,1997 and 1996.


Note 15 -
                                           1997                    1996

Common shares outstanding                  57,381,167	         12,661,708

Effect of using weighted average common    29,956,728	          (1,264,711)
and Common equivalent shares outstanding

Effect of shares issuable under stock
option plans Based on the treasury
stock method                                  128,676	           128,676

Weighted average common shares
outstanding	                                 27,424,439          11,525,673






Page 16 of 19
Corporate Vision, Inc.

Notes to Financial Statements
December31, 1997 and 1996



Note 16 -   Investment in T.L. Phipps
On May 12, 1997, the Company signed an agreement with Terry L. Phipps and Nancy C. Phipps as shareholders (Phipps Stockholders") of T.L. Phipps and Company, Inc., ('THPC"). THPC, an Oklahoma corporation, was engaged in the business of audio and video communications. This agreement was to be accounted for as a purchase.

In accordance with the term of the agreements, the Company was to acquire 100% of the common stock outstanding of TLCP and 325 of the outstanding shares of stock in ProMar, Inc. in exchange for $25,000 at closing and the issuance of 750,000 shares of common stock of Corporate Vision Inc. to Terry L. Phipps and Nancy C. Fhipps. CVI was to further acquire all the assets and liabilities of TLPC. The liabilities at that date included a note to the Bank of Oklahoma in the amount of $452,000, a mortgage for $477,641 on the TLPC building, and a promissory note payable to a non-affiliated party in the amount of $85,000. CVI was further obligated to pay an outstanding loan obligation owed to Amer US Bank in the amount of $49,450. CVI was also made responsible for certain credit card obligations amounting to $66,330.

On October 7, 1997, an agreement for mutual release was entered into by TLCP and the Company. Upon completion of the agreement CVI owned 25% of TLCP and ProMar, Inc. The agreement did not release CVI from its obligation on the principal balance due to Hank of Oklahoma or the Mortgage on the building which is n-PC headquarters. Subsequent to year end a legal action was brought against Corporate Vision in regards to the above mentioned debts (see Notes 11 and 20).

Discontinued Operations
On August 11, 1997, Sheryl Mabie and Rhonda Vincent,
President and CFO, respectively, resigned their positions, leaving control to the three remaining board members. By October 31, 1997, CVI had essentially ceased operations. At December 31, 1997, there are no contracts for revenue. Two of the remaining board members resigned in 1997 and 1998. Jack Arnold, Interim President and CEO, has liquidated the Company's remaining assets and is attempting to find a suitable operating entity to merge into the Company.

Note 17 -   Discontinued Operations (continued)
In December 1997, CVI announced the signing of a letter of intent to merge with a western United States oil and tire distribution corporation. The letter of intent, which is non-binding, is subject to the negotiation of a definitive agreement and financial conditions. No assurance can be given that the acquisition will be completed.

Note 18 -
Concentration of Risk
A portion of the Company's cash funds is located in a single financial institution. The amounts on deposit at December
31, 1997 are in excess of the $100,000 federally insured limit.

Note 19 -	Convertible Debentures
On December 15, 1997, the company issued 8% convertible subordinated notes due at various times during 1998. The notes are convertible at the option of the holder into shares of the Company's common stock at a price equal to the lower of 65% of the closing bid price of the common stock for the day immediately preceding the receipt by the Company of Notice of Conversion ("conversion shares") as reported by the National Association of Securities Dealers Electronic Bulletin Board. The provisions are subject to adjustment under certain conditions.

Note 20 -
Subsequent Events
Subsequent to year-end, a judgement was entered regarding a contingent liability related to activities in 1996. The amount awarded was 50,000 shares of Corporate Vision stock. In addition, $43,000 was awarded for damages. Management intends to appeal the judgment. The judgment has been accrued as a liability in the December 1997 financial statements and included in accounts payable.

On March 3, 1998, the company signed a promissory note with a western United States oil and tire distributor, by which such corporation borrowed from and agreed to pay to Corporate Vision, Inc. at maturity on March3,2003, $461,122, plus accrued interest at the rate of8% per annum.




Page 17 of 19
Corporate Vision, Inc.

Notes to Financial Statements
December 31,1997 and 1996



Note 17 -   Discontinued Operations (continued)
In December 1997, CVI announced the signing of a letter of intent to merge with a western United States oil and tire distribution corporation. The letter of intent, which is non-binding, is subject to the negotiation of a definitive agreement and financial conditions. No assurance can be given that the acquisition will be completed.

Note 18 -
Concentration of Risk
A portion of the Company's cash ffinds is located in a single financial institution. The amounts on deposit at December
31, 1997 are in excess of the $100,000 federally insured limit.

Note 19 -   Convertible Debentures
On December 15, 1997, the company issued 8% convertible subordinated notes due at various times during 1998. The notes are convertible at the option of the holder into shares of the Company S common stock at a price equal to the lower of 65% of the closing bid price of the common stock for the day immediately preceding the receipt by the Company of Notice of Conversion ("conversion shares") as reported by the National Association of Securities Dealers Electronic Bulletin Board. The provisions are subject to adjustment under certain conditions.

Note 20 -
Subsequent Events
Subsequent to year-end, a judgment was entered regarding a contingent liability related to activities in 1996. The amount awarded was 50,000 shares of Corporate Vision stock. In addition, $43,000 was awarded for damages. Management intends to appeal the judgment. The judgment has been accrued as a liability in the December 1997 financial statements and included in accounts payable.

On March 3, 1998, the company signed a promissory note with a western United States oil and tire distributor, by which such corporation borrowed from and agreed to pay to Corporate
Vision, Inc. at maturity on March 3, 2003, $461,122, plus accrued interest at the rate of 8% per annum.