Form 10KSB
period 1998-12-31
CORPORATE VISION INC /OK
filed 1999-06-08
CIK 868074

United States
                       Securities and Exchange Commision

                                Form 10-KSB

                       Commission File Number: 0-18824

                               Corporate Vision, Inc.

          Oklahoma                                     73-1380820
(State or other Jurisdiction of incorporation)   (I.R.S. Employer Identification
                                                           No.)

                               6130 South Memorial Drive
                                   Tulsa, OK 74133
                (address of principal executive offices, including zip code)

                               (918) 748 3603
                   (Registrant's telephone number, including area code)


                                Corporate Vision, Inc.
                            (A Developmental Stage Company)

                               December 31,1998 and 1997


                                      Contents

                                                          Page

Independent Auditors Report                                 1

Fiancial Statements

Balance Sheets                                              2

Statements of Operation                                     3

Statements of Stockholders' Equity                          4

Statements of Cash Flows                                    5

Notes to Financial Statements                             6-10

Comments from Management                                    11

                        Independent Auditors Report

The Board of Directors and Stockholders
Corporate Vision Inc.
Tulsa, OK

We have audited the balance sheets of Corporate Vision Inc., (a developemental stage company), as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cashflows for the years ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the generally accepted auditing standards.Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Corporate Vision Inc., as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years ended in confrmity with generally accepted accounting principles.

                                                      Cross and Robinson

                                                  Certified Public Accountants
                                                        Tulsa, Oklahoma

March 26, 1999


                          Corporate Vision Inc.
                    (A Developmental Stage Company)

                             Balance Sheets
                        December 31, 1998 and 1997

                                   Assets
                                                     1998         1997
Current Assets
  Cash                                             $  569      $ 345,237
  Accounts receivable                                ----          3,326
                                                   _____________________
  Total Current Assets                                569        348,563

Property and Equipment
  Property and Equipment                            5,387          6,512
  Less: Accumulated depreciation                   (1,244)          (326)
                                                  ______________________

Property and Equipment (Net)                        4,143          6,186
                                                  ______________________

Other Assets
  Intangible assets, net                            ----           ----
  Note receivable                                 461,122        150,000
  Accrued interest receivable                      31,421          ----
                                                  _______________________

     Total Other Assets                           492,543        150,000
                                                  _______________________


        Total Assets                            $ 497,255        504,749
                                                  _______________________


                                     3

                     Liabilities and Stockholders' Equity

                                                   1998            1997

Current Liabilities
  Accounts payable                             $ 44,401        $ 37,218
  Accrued liabilities                           126,578          92,467
                                               ________        ________
      Total Current Liabilities                 170,979         129,685
                                               ________        ________

Long Term Debt
  Debentures payable                              ----          540,000
                                               ________        ________

       Total Liabilities                        170,979         669,685
                                               ________        ________

Shareholders' Equity
Series A non-cumulative convertible
  preferred stock $0.10 par value; 1,000,000
  shares authorized; 40,021 shares issued and        400          ---
  outstanding at December 12, 1998 and 1997
  respectively.
Common stock, $.01 par value,
  50,000,000 shares authorized; 498,000            4,391           191
  outstanding at December 31, 1998.

Addional paid-in capital                       5,177,251     4,556,827
Retained Earnings (deficit)                   (4,722,354)   (4,721,954)
Deficit accumulated during the
development stage                               (133,412)        ----
                                              ___________   ___________
        Total Stockholders' Equity               326,276      (164,936)
                                              ___________   ___________

        Total Liabilites and
        Stockholders' Equity                  $  497,255    $  504,749
                                              ___________   __________



                         Statement of Operations
              For the Periods Ended December 31,1998 and 1997

                                                   1998         1997
Operating Revenue                                  ----         ----
                                              $_________     $________

                                Expenses

General and Administrative
  Office                                          10,767
  Legal and accounting                            14,056
  Computer Services                               16,100
  Consulting                                      86,767
  Bad debt expense                                 3,326
  Other                                           33,853
                                                 _________   __________
   Total General and Administrative              164,869

Other Income (Expenses)
   Interest Income                                32,591
   Depeciation and amortization                   (1,077)
   Interest Expense                                  (57)
                                                ___________    __________
Loss from Continued Operation                  $(133,412)
                                                ____________   __________

Loss from Discontinued Operation                   ----      $ (1,687,944)

Loss on Disposal of Assets from
Discontinued Operations                            ----          (892,867)

  Net Loss                                     $ (133,412)     (2,580,811)
                                               ____________    ___________
Loss per Share                                 $ (.16)         $ (28.23)
                                               ____________    ____________



                         Statement of Stockholders Equity
                   For the Years Ended December 31, 1998 and 1997


                                                   Additional  retained  total
                Preferred Stock   Common Stock      paid-in    earnings
                 shares  amount   shares  amount    capital    (deficit)
Balance at
December 31 1997 ---     ---   12,620,638 $126,206 $2,992,120 $(2,141,143)
                                                                         977,183
Stock issued for
cash                           41,282,480 $412,825    896,735          1,309,560

Stock issued for
services                        3,378,049   33,780     91,551            125,331
Stock issued as

Investment in
T.L. Phipps
(note 10)                         100,000    1000       2,800

Net loss for 1997                                              (2,580,811)
                                                                     (2,580,811)
________________________________________________________________________________
Balance         ---  $ ---    57,381,167   $573,811 $3,983,206 ($4,721,954)
at December 31 1997                                                      164,937

Stock issued
via debenture
conversion                    58,766,056   587,661     (47,661)          540,000

Effect of
reverse common
stock split                 (116,514,936) (1,165,149) 1,165,149

Preferred Stock
Dividend        40,021  $400                                    (400)

Stock issued
for cash                       11,038       110        24,995            25,106

Stock issued
for services                  758,000      7580         9,578            17,158

Stock issued
in legal settlement            17,240       172        25,688            25,860

Stock issued to
Board of Directors             20,518       205        16,295            16,500

Deficit accumulated
during restructuring
of company                                                  (133,412)  (133,412)
________________________________________________________________________________

Balance at
December        40,021  $ 400  439,083 $ 4390 $5,177,251 $ (4,722,354) $326,275
31,1998


                                Statement of Cash Flows
                     For the year ended December 13, 1998 and 1997
                                                     1998         1997

Cash Flows From operating activities
  Cash received from customers                      $---        $  32,125
  Interest received                                   1,170        ---
  Cash paid for goods and services                  (57,709)   (1,002,822)
  Interest paid                                         (57)     (405,359)
                                                    ______________________
    Net Cash used by operating activities           (56,596)   (1,376,056)

Cash Flows From Investing activities
  Issuance of common stock as investment in subsidiary  ---         3,800
(purchases) Disposition of equipment                 (2,056)       39,194
Loans to another entity                            (311,122)     (150,000)
                                                   ________________________
Net Cash provided (used) by investing activities   (313,178)     (107,006)

Cash flows from financing activities
  Sale of convertible debentures                        ---       540,000
  Issuance of common stock                           25,106     1,309,561
  Repayment of long term debt                           ---       (30,292)
  Repayment of shareholder loans                        ---       (43,520)
                                                   ________________________
Net Cash provided (used) by financing activities     25,106     1,775,749

Net Increase (decrease) in cash                    (344,668)      292,687

Cash at the beginning of year                       345,237        52,550

Cash at the end of year                                569        345,237


                                                     1998         1997
Reconcillation of net loss net
cash used by operating activities
  net loss                                         $ (133,412)   (2,580,811)
  adjustments to reconcile net loss
  to net cash used by operating activities
   Depreciation                                         1,077        56,192
   Amortization of intangible assets                      ---        88,460
   Provision for bad debt                               3,326           ---
   Stock issued as legal settlement                    25,860           ---
   Stock issued in exchange for services               33,658       125,331
   (gain) loss on disposal of property                    ---        60,455
   Leasehold improvements written off                     ---        50,359
   Fixed Assets exchanged for services                  3,022        13,956
   (Increase) decrease in accounts receivable             ---         1,702
   (Increase) decrease in interest receivable         (31,421)          ---
   Write-down of fixed assets                             ---        45,525
   Write-down of prepaid assets                           ---       183,617
   Increase (decrease) in accounts payable              7,183         5,094
   Increase (decrease) in accrued liabilities          34,111        41,524
   Increase (decrease) in deferred expenses               ---       (15,600)
                                                    ________________________
Net Cash Provided (used) by operating activities      $(56,596) $(1,376,056)

Supplemental Disclosure and Financing Activities
Noncash Investing and Financing Activities
  Common Stock issued in exchange for services        $33,658  $    125,331
  Common Stock issued as legal settlement             $25,860           ---
  Fixed assets exchanged for services                 $ 3,022        13,956
  Preferred stock dividend issued                         400           ---

[/S]                                 [/C]                              [/C]

                          Notes to Financial Statements
                           December 31, 1998 and 1997

Note 1        Summary of Organization and Significant Accounting Policies

              Organization and description of Business
Corporate Vision, Inc. ("CVI" or the "the Company") was incorporated in Oklahoma on November 20,1990 as a video production company. In 1992,the Company began developing custom CD-ROM and CD-i products for corporate clients.

In December1994, the Company purchased 90% of the outstanding common stock of Trident Enterprises,Inc. (Trident), a publictly traded Nevada corporation. In May 1995,the shareholders of CVI and Trident approved a merger of the companies. As a result, the minority shareholders of Trident received 86,694 common shares of CVI in exchange for their ownership of Trident common stock. Subsequent to the merger and share exchange, Trident ceased to exist as a separate entity and CVI remained as the surviving corporation. In June 1995, CVI's common stock began trading on the OTC Bulletin Board under the symbol "CVIA."

Prior to 1997, Corporate Vision, Inc. was an interactive multimedia production company that developed and produced custom CD-ROM, CD-i, On-line, and Internet products for the corporate and consumer markets. In 1997, the Company discontinued its primary operations and liquidated the majority of its assets.

In 1998, the Company reentered the development stage after the remaining board members reactivated the Company and changed its primay business focus to providing investment and merchant banking services to privately held companies interested in making an initial public offering.

Liquidity Considerations

Since reactivation, the Company has devoted substantially all of its efforts to raising capital and acquisition activities. As of December 31,1998, the Company's principal operations had not commenced and, therefore, no operating revenues were reported for the year then ended. As of December 31,1998, the Company's accumulated deficit in the development stage was $133,412, which was funded primarily from the proceeds of common stock issuances. The Company's overall accumulated deficit was $4,855,766 at December 31,1998.

                        Notes to Financial Statements
                          December 31, 1998 and 1997

Summary of Organization and Significant Accounting Policies (continued)
The Company believes that it will commence its principal operations and begin generating revenues in the fiscal year ending December 31,1999. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

Method of Accounting

The Company's financial statements for the year ended December 31,1998 were prepared on the accrual basis of accounting in accordance with generally accepted accounting principals. Consequently, revenues and gains are recognized when earned,and expenses and losses are recognized when incurred.


The Company's financial statements for the year ended December 31,1997 were prepared on a liquidation basis of accounting which contemplates the liquidation of the entity and the realization of assets and the settlement of liabilities and commitments at their net realizable value.

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

                      Notes to Financial Statements
                        December 31,1998 and 1997

Summary of Organization and Significant Accounting Policies (continued)

Income Taxes

Effective January 1,1991, the Company adopted Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes," which requires the measurement of deferred tax assets for deductible temporary differences and operating loss carryforwards,and of deferred tax liabilities for taxable tempora ry differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Earnings(Loss) per Share

In 1997, the Company adopted the provisions of SFAS No. 128,"Earnings per Share",which requires presentation on the face of the income statement of both basic and diluted earnings per share. Basic and diluted earnings per share have replaced the previously presented primary and fully diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the assumption that all of the Company's outstanding common stock warrants and convertible preferred shares are converted into common shares (see Note 5).

During a loss period, the assumed exercise of outstanding stock warrants and convertible preferred shares has an antidilutive effect (i.e.,it increases net loss per share). As a result, these items are not included in the weighted average shares of 370,565 used in the calculation of loss per share in Note 6.

Revenue Recognition

Revenue is recognized monthly based upon the terms of the contract. The company did not recognize any operating revenues for the year ended December 31,1998.

Non-Cash Stock Transactions

Stock issued in exchange for services or other non-cash transactions is valued at the closing stock price on the day of the transaction.

Note 2 - Purchase of and Merger with Trident Enterprises,Inc.

Effective December 8,1994, the Company purchased from IVS Holdings,Inc. ("IVS") 18,000,000 shares of common stock ($0.001 par value) of Trident Enterprises, Inc. ("Trident"), a publictly traded Nevada corporation, for $50,000. As a result, the Company owned 90% of Trident's 20,000,000 issued and outstanding common stock at December 31,1994.

On May 5,1995, the shareholders of CVI and Trident approved a merger of the companies and a reincorporation to the state of Oklahoma. In connection with the merger,the minority shareholders of Trident exchanged their 2,000,000 outstanding common stock of Trident for newly issued stock of CVI at an exchange ratio of 33 to 1. As a result, the Trident shareholders received a total of 86,694 shares (including 28,800 shares to cover fractional and other interests) of CVI's common stock. The exchange ratio was based on the minority ownership of Trident as compared to the combined net worth of CVI and Trident at December 31,1994. Subsequent to the merger and share exchange, Trident ceased to exist as a separate entity and Corporate Vision Inc. remained as the surviving corporation. CVI is governed by Oklahoma law and by a new certificate of incorporation and bylaws effected by the reincorporation.

Note 3-   Note Receivable

On March 3, 1998 in connection with an acquisition that was never consummated, the Company accepted a promissory note from an unrelated company, by which said company borrowed from and agreed to pay Corporate Vision Inc. at maturity on March 3, 2003, $461,122 plus accrued interest at the rate of 8% per annum.

Note 4- Property and Equipment consists of the following at December 31, 1998:
                                               Estimated
                                              Useful Life     1998     1997
    Computers and equipment                    5-7 years     $5,387   $6,512
    Accumulated depreciation                                 (1,244)    (326)
    Property and Equipment (net)                              4,143    6,186
                                                             ________________
  Depreciation expense for the year ended December 31, 1998 and 1997 was $1,077 and $56,192 respectively.

Note 5- Capital Stock and Warrants

        Stock Transactions

         In 1997, the Company issued 39,975,290 shares of its common stock through the conversion of debenture agreements. The Company received proceeds of $1,284,560 from the issuance of the debenture agreements.

         During 1997, the Company issued 3,378,049 shares of common stock in exchange for services rendered. The value of these services was determined to be $125,331.

         In May 1997 the Company issued 850,000 shares of common stock pursuant to its planned acquisition of T.L. Phipps and Company. (see note 10). Of these shares 750,000 were subsequently cancelled in December 1997 upon the dissolution of the Phipps agreement.

         In November, 1997, the Company issued 1,307,190 shares of its common stock at a price of $0.0255 per share for cash to a non-affiliated share holder.

         At December 31, 1997 the Company had issued warrants outstanding to acquire 590,288 shares of common stock at $0.50 per share and warrants to acquire 160,000 shares of common stock at $1.00 oer share that expired on various datesin 1998. None of these warrants were exercised during 1998.

         On June 1,1998 the Company effected a 1 for 300 reverse split of its common stock. Total shares outstanding were 116,905,223 prior to the stock split. The Company had 390,287 share of common stock outstanding immediately following the split. The prior year's outstanding common stock shares have been restated on the balance sheet to reflect the stock split.

        In 1998 prior to the stock split, the company issued 58,766,056 shares of common stock through conversion of its December 15, 1997 debenture agreements. The $485,000 proceeds from the debentures were received in 1997.

        On September 1, 1998 the Company issued 40,021 shares of preferred stock to the shareholders of record in a ratio of one (1) share of preferred for every ten (10) shares of common stock held on that date.

        In October 1998, the Company issued 17,240 shares of common stock to sharehlders that were parties to a legal action against the Company that were dismissed during 1998 (see Note 8) These shares were valued at $25,860 on the date of issuance.

In November 1998, the Company issued 11,038 shares of restricted common stock as a result of a private placement offering. The company received proceeds in the amount of $25,106.

On various dates following the stock split, the Company issued 20,518 shares of restricted common stock to its board of directors in exchange for services rendered and as reimbursement for business-related expenses incurred by the individual board members. Board members are compensated at a rate of $400 worth of common stock per board meeting attended and one dollar of common stock for each dollar of expense incurred as a result of Company business. The aggregate value of the stock was determined to be $16,500.

Common Stock Warrants

At December 31,1998, the Company had 390,287 warrants outstanding, each of which entitle the bearer to purchase one share of common stock at a price of $3.00 until June 1,1999. Of these warrants, 17,736 were converted into common stock in February 1999.

Preferred Stock

Each outstanding share of the Company's non-cumulative Series A $0.01 par value preferred stock will automatically convert into ten shares of the Company's common stock on September 1,2003.

If the company fails to recognize at least $2,000,000 of pre-tax earnings, exclusive of extraordinary items and non-recurring items, for the twelve months ended June 30,2002 or if the Company's common stock does not trade for a minimum of $10.00 per share for ten days between June 30, 2002 and August 15,2003, then the Company will declare a one-fifth share dividend of Series A preferred stock for each preferred share held at the declaration date.

The company will declare a similar dividend if the Company's common stock does not trade above $10.00 per share for twenty consecutive days between July 15,2003 and August 15,2003 or if the company fails to have pre-tax earnings of $2,000,000,exclusive of extraordinary and non-recurring items.

Note 6  Loss Per Share

  The computations of basic and dilusive loss per share from continuing operations were as follows:

                                               1998        1997
Net loss from continuing operations
 attributable to common shares               $(133,412)   $---

Net loss from discontinued operations
 attributable to common shares                   ---      $2,580,811

Weighted average common shares outstanding     370,565        91,415

Basic and dilutive loss per share from
continued operations                           $ (0.36)       $(28.23)
[/S]                                                               [/C]

Weighted average common shares outstanding for the year ended December 31, 1997 have been adjusted for the 1 for 300 stock split that occured in 1998.

At December 31, 1998 the Company had 390,287 common stock purchase warrants and 40,021 shares of convertible preferred stock. Each warrant is convertible into one share of common stock at any time until June 1, 1999 and each share of preferred stock will automatically convert into ten shares of common stock on September 1, 2003. The warrants and the preferred shares were not included in the computation of the dilutive loss per share because the effect of their inclusion would be antidilutive.

                                   15
Note 7- Income Taxes
  The Company has incurred net operating losses since inception and has a loss carry forward of approximately $4,855,766, at December 31, 1998, expiring in years beginning in 2006. Deferred tax assets have not been recorded for future reduction in income taxes that may result from the net operating loss carry forward.

  Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 are as follows.

Deferred tax liabilities:
  Tax over book depreciation               $       360

Deferred tax asset:
  Net operating loss carry forward           1,942,306
  Valuation allowance                       (1,941,946)
  Total deferred tax assets                        360
  Net deferred tax liabilities             $       ---

   Deferred taxes reflect a combined federal and state tax rate of approximately 40%.

   For financial reporting purposes, a valuation allowance of $1,941,946 has been established in accordance withthe provisions of FASB Statement No.109 "Accounting for Income Taxes". The Company continually reveiws the adequacy of the valuation allowance and will recognize these benefits only as assessment indicates that it is more likely than not the benefits will be realized.

   A reconciliation between the amount of federal income taxes, based on a forty (40%) tax rate, and the effective amount of income taxes based on continued operations is as follows:

   Statutory federal income taxes (refund)     $(53,365)
   Tax over book depreciation                       360
   Valuation allowance                           53,005
                                               __________

   Effective income taxes                      $   ---
                                               __________

Note 8- Commitment and Contingencies

Litigation

On May 8,1998, a judgement was entered against the Company pertaining to a contingent liability related to activities in 1996. Pursuant to the judgement, the plaintiff was to keep 50,000 shares of Corporate Vision stock already in his possession and the Company was to pay an additional,$43,000 damages.

On March 5, 1999, the Company entered into an agreement with the plaintiff to settle the judgement for $32,500. Pursuant to the agreement, the Company paid the plaintiff $10,000 in March 1999 and must pay the balance of the settlement on or before April 19,1999. Upon payment, the Company will receive a full release of the judgement and the plaintiff will return all shares of CVI stock in his possession.

On March 10,1998, the Company and other parties affiliated with T.L. Phipps & Co.,Inc.(see Note 10), were named as defendants in a lawsuit brought by Bank of Oklahoma ("BOK"),claiming that T.L. Phipps & Co.,Inc. is indebted to BOK for a promissory note with an original principal amount of $429,323.75. This action was subsequently dismissed in 1998 after one of the defendants repaid the delinquent mortgage and acquired BOK's position in the lawsuit. The new noteholder has made demand on the Company,asserting that CVI owes approximately $259,323 relating to the note. The company has denied this obligation. No legal action against the Company is currently pending regarding this note and the likelihood of such action could not be determined.

During 1998, a group of the Company's shareholders brought suit against the Company to block a proposed merger with an oil and tire distribution company. The legal action was dismissed during 1998 and the proposed merger was never consummated. The Company subsequently issued 11,038 shares of its common stock to these shareholders as compensation for legal expenses incurred by the shareholders and an additional 8,000 shares of stock in March 1999 to the shareholders' attorney to cover unpaid legal expenses. No further action is currently pending relating to this lawsuit.

Note 9- Related Party Transactions

During 1997 the Company paid $150,000 to the Mabie Children's Trust for services relating to stockholder relations and acquisitions. Sheryl Mabie was the President and CEO of Corporate Vision, Inc. until August 11,1997.

Note 10 - Investment in T.L. Phipps

On May 12,1997, the Company signed an agreement with Terry L. Phipps and Nancy C. Phipps as shareholders ("Phipps Stockholders") of T.L. Phipps and Company,Inc.,("TLPC"). TLPC, an Oklahoma corporation, engaged in the business of audio and video communications. This agreementwas to be accounted for as a purchase.

In accordance with the term of the agreements,the Company was to acquire 100% of the common stock outstanding of TLPC and 65% of the total outstanding shares of stock in ProMar,Inc. in exchange for $25,000 at closing and the issuance of 750,000 shares of common stock of Corporate Vision Inc. to Terry L. Phipps and Nancy C.Phipps. CVI was to further acquire all the assets and liabilities of TLPC. The liabilities at that date included a note to the Bank of Oklahoma in the amount of $452,000,a mortgage for $477,641 on the TLPC building, and a promissory note payable to a non-affiliated party in the amount of $85,000. CVI was further obligated to pay an outstanding loan obligation owed to Amer US Bank in the amount of $49,450. CVI was also made responsible for certain credit card obligations amounting to $66,330.

On October 7,1997, an agreement for mutual release was entered into by TLPC and the Company. The agreement did not release CVI from its obligation on the principal balance due to Bank of Oklahoma or the Mortgage on the building,which is TLPC headquarters (see Note 8). Upon completion of the agreement CVI owned 25% of TLPC and 14% of ProMar, Inc. The value of the ownership interests in TLPC and ProMar,Inc. at December 31,1998 could not be reasonably determined.

Note 11 - Discontinued Operations

On August 11,1997, Sheryl Mabie and Rhonda Vincent,President and CFO, respectively, resigned their positions,leaving control to the three remaining board members (two of who had resigned by early 1998). By
October 31, 1997,CVI had essentially ceased operations. As of December 31, 1997 there were no contracts for revenue and the Board had begun the process of liquidating the Company's remaining assets.

Prior to discontinuing its operations in 1997, the Company was carrying a number of intangible assets,relating to prior business activities. The assets,which are listed below, included certain contract rights, goodwill, and other costs,which, according to the agreements,had not expired as of December 31,1998,but were related to prior business ventures in which the Company is no longer involved. The Company currently has no plans to exercise these rights,nor do they expect to receive any future bebefit from the other intangibles. An estimate of the value of these agreements and rights at December 31,1998 could not be reasonably determined.

Licensing Agreements

On June 28,1995, the Company purchased the CD-ROM rights and a six month option on the motion picture rights to "The Final Jihad", a novel about terrorism in the United States. The rights were acquired for future development of an interactive CD for the consumer market. The rights, which extend through June 28, 2000, were acquired for 15,000 shares of CVI common stock.

On November 30, 1994, the Company entered into a licensing agreement with Interactive Video Systems Inc., a British Columbia corporation, ("IVS") to use certain copyrighted and non-copyrighted original animations,drawing and other artworks developed and owned by IVS. The term of the agreement was for a minimum of five (5) years, and thereafter so long as CVI was activately developing,marketing and distributing productions utilizing the animation and artworks. The $50,000 cost was being amortized over the life of the agreement.

The Company wrote off approximately $46,000 of unamortized costs relating to these licensing agreements during 1997.

Marketing and Distribution Rights
The assets of Trident (see Note2) consisted of marketing and distribution agreement with Interactive Videosystems,Inc.("IVS") to market an interactive kiosk developed by IVS. The Company amortized the asset during 1995 and 1996. The unamortized balance of approximately $33,000 was written-off during the year ended December 31,1997

Consulting Contracts
In February 1996, the Company entered into a three-year agreement with RDG Investments ("RDG") of Vancouver, British Columbia, to provide certain consulting services to the Company with an objective of expanding investor and brokerage firm awareness and interest in the Company and its common stock. Under the terms of the agreement, RDG received 550,000 shares of restricted common stock of the company, valued at $300,000 or $0.55 per share, and 400,000 stock options at an exercise price of $0.10 per share. The contract was valued at $340,000 and was recorded as a prepaid consulting contract. During 1996, the Company expensed $165,000 as services were rendered. The balance of $208,334 at December 31, 1996 was written-off during 1997.

Deferred Acquisition Costs
During 1995, the Company incurred certain costs related to the acquisition and financing of Texas Video & Post, a privately held video production company in Houston, Texas. The acquisition was pending as of December 31, 1996. During 1997, the required additional capital was not obtained which resulted in the write-off of acquisition costs relating to this merger.

Goodwill
In connection with the purchase of and subsequent merger with Trident (see Note 2), the Company incurred various costs in excess of the book value of Trident's assets. These costs were recorded as goodwill during 1995 and amortized during 1996. For the year ended December 31, 1997, the Company wrote-off approximately $82,000 of costs associated with goodwill.

Note 12 - Restatement
Certain errors in the disclosure of related party transactions in the December 31,1997 financial statements were discovered during 1998. These errors had no effect on the Company's net income or retained earnings for 1997. The disclosure has been restated in Note 9.

                        Management Comments

Corporate Vision Inc. management and Board of Directors, fundementally agrees with the results found in this audit. We feel through no fault of the auditor fair market values could not be calculated for our 25% (twenty five percent) ownership of T.L. Phipps and Company, 88% (eighty eight percent) ownership of IPOSITE.COM and our 15% (fifteen percent) ownership of ArchivalCD Inc.

Item 1, Business

General

Corporate Vision, Inc., (CVI or "the Company") an Oklahoma corporation, is an investment bank venture capital firm whose principal market services small cap companies and assists in small company public offerings. CVI's strategy includes the internal development, minority ownership and operational assistance as well as investment in companies in varied industries. As of Decembr 31, 1998, CVI's portfolio included minority-owned subsidiaries T.L. Phipps, Iposite.Com, Inc. and ArchivlCD, Inc. The Company's first underwriting venture, ArchivalCD a Delaware corporation targeting conventional and internet related genealogical information searches. On December 31, 1998 CVI held a 15% ownership position in ArchivlCD. On
December 31, 1998 CVI held a 25% ownership position in T.L. Phipps & Company. Phipps & Company is an interactive and multimedia cd rom and video production c company. IPOSITE.Com is a developmental investor information clearing house and internet magazine.

Investment and Development

Currently Corporate Vision is currently developing the Internet site "IPOSITE.COM" Currently Corporate Vision has invested $25,000 in this project.

Business Strategy

CVI's business strategy is to find and develop private companies with valuations of less than $15,000,000. Many times these private companies are seeking expansion funds through initial Public offerings of their stock. CVI underwrites these IPO's in return for long term ownership of these companies as payment for CVI services. At the time of the IPO CVI will sell a small percentage of its holdings in the third-party company in order to recover expenses related to the IPO offering. Most importantly, CVI has developed a continued understanding of customers's needs.

With respect to participation of CVI, the company will seek to expand its participation in the direct ownership of products and services of its subsidiary companies. Key elements of this strategy include:

Continue to enhance and expand the subsidiary and minority ownership company's products and services.

Evaluate new opportunities in market sectors and potential endeavors.

Develop stable growth-oriented marketing strategy using innovative advertising solutions to seek out opportunities to realize significant shareholder value.

Sales and Marketing

CVI industry does not require large or aggressive advertising campaigns; although the company has an internet presence to meet the needs of CVI's potential client base.

Competition

CVI's investment compete in varied market sectors and service arenas which are comprised of numerous large as well as small companies providing different products and services. Although CVI believes that the diverse segments of these markets will provide opportunities to aggressively increase the value of our investments.

Research and Development

CVI researches and develops small private companies seeking initial offerings in a variety of market sectors. CVI limits their participation to those companies showing strong growth, the potential increasing future earnings and expanding market presence.

Employees - 4


2. Properties

Facilities

The company leases approximately 2,000 square feet of administrative and operations in Tulsa, Oklahoma.

3. Legal Proceedings

- None at the time of this report, nor is none expected in the near future.

4. Submission of Matter to Vote of Security Holders

No matters were submitted to a vote of security holders during the 4th quarter of the fiscal year covered by this report.

5. Market for Restraints Common Equity and Related Stockholder Issues

(a) The Company has never paid cash dividends on its common stock,and the Company has no intention to pay cash dividends in the foreseeable future,although the Company does pay dividends in common stock of the third party companies prior to the initial public offering process.

(b) On September 1,1998, the Company issued 393,712 warrants for common stock at a strike price of $3.00 per warrant convertible into CVIA's common shares. These warrants were private and not available for public trade.

(c) On September 1,1998, the Company issued a dividend of 39,700 preferred shares to the common shareholders at a 1 to 10 ratio. These preferred shares are convertible into 10 common shares on September 1, 2003. These preferred shares are intended for public trade pending FCC and NASD approval.


6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In August 1998 a new Board of Directors was formed on the behalf of Corporate Vision, this board was formed as a judgement and settlement rendered by a lawsuit filed by a group of 61 shareholders as plaintiff and secondary shareholders, this group of shareholders represented aproximately 50% ownership of the Company. The Board of Directors voted Keith A. Anderson as the President and CEO of the company. The Board decided to allow T.L. Phipps and company to take over the former Interactive Media operations that Corporate Vision had formerly conducted. The Board of Directors decided it was in the best interest and a matter of Corporate survival to change the industry Corporate Vision was participating in and the mergers, that were proposed at the time.

Since August 1998, Corporate Vision had been focused and executing a plan to restore the Company to health and executing the business model that was formed and decided to pursue on the behalf of the Company. The Company will become debt free by the end of the first quarter 1999.

The Company has entered into a growth stage and will be seekig to add additional staff and office space through out the next three fiscal quarters of 1999.


7.  Financial Statements and supplementary Data

(a) The following consolidated financial statements of the Company and the independent auditors' report set forth in 1998 annual report to shareholders are incorporated herein by reference and are filed as Exhibit E

(1) Consolidated balance sheets as of 12/31/98 and 12/31/97.
(2) Consolidated statements of operations for the three years ended
12-31-98

(3) Consolidated statements of shareholders' equity for the three years ended 12-31-98.
(4) Consolidated statements of cash flow for the three years ended
12-31-98.

(5) Notes to consolidated financial statements.

(6) Independent auditors' report

(b) Selected quarterly financial data (unaudited) is set forth in Note#--- of the Notes to Consolidated financial statements referred to in this
Item 7 and incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Corporate Vision, Inc.

April 1, 1999
                                                Keith A. Anderson
                                                 President, CEO