Form 10QSB
period 1998-03-31
CORPORATE VISION INC /OK
filed 1999-06-10
CIK 868074

<


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended:    March 31, 1998

or

[    ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from January 1, 1998  to March 31, 1998

Commission File Number:  01-18824

CORPORATE VISION, INC.
(Exact name of registrant in its charter)

    		Oklahoma
(State or other jurisdiction of incorporation or organization)
             73-1380820
(I.R.S. Employer Identification No.)

6130 S. Memorial, Tulsa, OK 74133
(Address of principal executive offices)


					918 748-3603
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report) Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
				[ X ] Yes	[   ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12. 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
				[ X ] Yes		[   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

PART I

Item 1.  Financial Statements

	See Attached

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity Since June 1997, the Registrant's cash requirements have been minimal with services donated or performed in return for shares of the company's common stock. The Registrant had no liquidity.

Capital Resources
The Registrant had capital commitments in the form of accrued debts, but no capital resources.

Results of Operations:  Three months ended March 31, 1998
In 1997, the Registrant entered into an agreement with Western Oil and Tire Company, Kirkland, Washington to explore the feasibility of a reverse merger to again become operational and restore value to Corporate Vision shareholders as the goal.

A majority shareholder proxy vote was received in favor of proceeding with activities necessary to complete the reverse merger. Subsequent discussions, negotiations, and a meeting in Las Vegas, Nevada with representatives from Corporate Vision and Western Oil and Tire Company was held February 2, 1998 to accomplish the shareholders directives.

The Registrant was successful in securing Regulation-S funding for $500,000 designated for the completion of the reverse merger and Western Oil and Tire Company's future projects.

For the three months ending March 31, 1998, the Registrant had no significant operational activities.

Results of Operations:  Three months ended March 31, 1998 and 1997
Results of operations for the three months ended on March 31, 1998 are the same for the three months ended on March 31, 1997 because the Registrant was inactive during the three months ended December 31, 1997.


Item 3.  Default Upon Senior Securities

	Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable


Item 5.  Other Information

	Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

	Not Applicable

CORPORATE VISION, INC.

BALANCE SHEET

(Unaduited)

ASSETS

March 31, 1998   December 31, 1997

Current Assets

Cash

$                    326,585

$                    345,237

Accounts receivable

$                      3,326

$                      3,326

Note receivable

$                    150,000

$                    150,000


$                     479,911

$                     498,563

Property and Equipment

Property and equipment

$                       8,568

$                       6,512

Less: accumulated depreciation

$                        (326)

$                        (326)

$                        8,242

$                        6,186

TOTAL ASSETS

$                      488,153

$                      504,749

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$                       37,162

$                       80,162

Accrued liabilities

$                       92,523

$                       49,523

$                      129,685

$                      129,685


Long Term Liabilities


Debentures payable

$                      540,000

$                      540,000

Deferred income taxes

$                     540,000

$                     540,000

Stockholders' Equity

Preferred stock, $0.01 par value

1,000,000 shares authorized , no shares issued or

Outstanding at March 31, 1998 or March 31, 1997.

Common stock, $0.01 par value

20,000,000 shares authorized, 5,738,117 shares

issued and aotstaning at March 31, 1119, and

December 31, 1997.

$                     573,812

$                     573,812

Additional paid in capital

$                   3,986,056

$                   3,983,206

Deficit accumulated during development state

$                  (4,741,400)

$                  (4,721,954)

$                    (181,532)

$                    (164,936)

TOTAL LIABILITIES AND STACKHOLDER'S EQUITY

$                     488,153

$                     504,749











PAGE>




CORPORATE VISION, INC.


STATEMENTS OF OPERATIONS

(UNAUDITED)


For the three months ended

March 31, 1998

March 31, 1997

Revenue

$                      1,120

$                     10,656

Production expenses

$

$                     71,056

Personell

$

$                     16,014

$

$                     87,070

General and administrative

Office

$                      2,391

$                     18,015

Selling

$

$                     20,121

Professional fees

$                      2,038

$                     15,432

Investor relation

$

$                     69,312

Depreciation and amortization

$

$                     43,018

$                      4,429

$                    165,898

Income (loss) from operations

$                     (3,309)

$                   (242,312)

Interest expense

$

$                         57

Income (loss) before income taxes

$                     (3,366)

$                   (242,312)

Provision for income taxes

$

$

Net income (loss)

$                    (3,366)

$                  (242,312)

Earnings (loss) per share

$

$                     (0.02)

Weighted average common shares

                   5,738,117

                  12,955,459

CORPORATE VISION, INC.

STATEMENTS OF CASH FLOWS

(UNUDITED)

For the three months ended

March 31. 1998

March 31,1997

Cash provided by (used in) operating activities

Net income (loss)


$                    (3,366)

$                  (242,313)

Non-cash charges to earnings:


Depreciation and amortization

$

$                     43,018

Consulting services

$

$                     52,080

Changes in operating assets and liabilities:

Change in accounts receivable

$

$                       5,029

Change in accounts payable

$

$                      13,991

Change in other curretn liabilities

$

$                       4,289

$

$                    (123,906)

Cash provided by (used in ) investing activities


Purchase of equipment

$

$                     (1,798)


Cash provided by (used in ) financing activities


Payment of loans from non-affiliate stockholders

$

$                     (15,367)

Payment of long-term debt

$

$                      (9,841)

Proceeds from issuance of convertible debentures


$                     540,600

$                     515,392

Net change in cash

$                     (3,366)

$                     389,688

Cash at beginning of period

$                    329,951

$                     52,550

Cash at end of period

$                    326,585

$                    442,238

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						    CORPORATE VISION, INC.
							     (Registrant)


	March 31, 1998	____	______________________________
				   	Jack Arnold,Former, CEO, Chairman of the Board
         Keith Anderson ,Current, CEO, President