Form 10QSB
period 1998-06-30
CORPORATE VISION INC /OK
filed 1999-06-10
CIK 868074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended:  			June 30, 1998

or

[    ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  	April 1, 1998		  to     	June 30, 1998

Commission File Number:  	0-18824

CORPORATE VISION, INC.
(Exact name of registrant in its charter)

		Oklahoma
(State or other jurisdiction of incorporation or organization)
        73-1380820
(I.R.S. Employer Identification No.)

    6130 S. Memorial,  Tulsa, OK 74133
(Address of principal executive offices)

         918 7483603_
(Registrant's telephone number, including area code)

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

Results of Operations:  Six months ended June 30, 1998
The Registrant continues to the next phase of the reverse merger with Western Oil and Tire company per the majority shareholder directive. Corporate Vision, Inc. President, CEO and the Board of Directors of Western Oil and Tire Company attended a meeting in Kirkland, WA March 3-4, 1998. Agenda for the meeting included preparation of the merger agreement, updates on acquisition candidates, projections for sales and funding requirements, review of legal issues and SEC requirements pursuant to the merger, presentation of the consolidation strategy, restructuring of common stock, due diligence reviews and other business matters.

The Registrant makes a loan to Western Oil and Tire Company from the proceeds of the Regulation-S funding, being held in escrow for the Western Oil and Tire Company project. In return for a 5 year promissory note payable to the Registrant by Western Oil and Tire Company for $461,000 plus 8% interest.

A merger agreement was prepared, pending further due diligence by both parties with an expected completion date of April 15, 1998.

In mid-April, 1998, the registrant was made aware of a minority shareholder dissent, approximately 51 shareholders, who were not in favor of the reverse merger with Western Oil and Tire Company and the suggested reverse split of the common stock. Legal procedures ensued as the dissident shareholders attempted to block the reverse merger proceedings.

For six months ending June 30, 1998, the Registrant had no significant operational activities.

Results of Operations:  Six months ended June 30, 1998 and 1997
Results of operations for the six months ended on June 30, 1998 are the same for the six months ended on June 30, 1997 because the Registrant was inactive during the three months ended December 31, 1998.

Item 3.  Default Upon Senior Securities

	Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

	Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

	Not Applicable

CORPORATE VISION, INC.

BALANCE SHEET

(UNAUDITED)

ASSETS

June 30, 1998

December 31, 1997

Current Assets

Cash

$                      374

$                  345,237

Accounts receivable

$                    3,326

$                    3,326

Note receivable

$                  451,157

$                  150,000

$                  454,857

$                  498,563

Property and Equipment

Property and equipment

$                    8,568

$                    6,512

Less: accumulated depreciation

$                     (326)

$                     (326)

$                     8,242

$                     6,186

TOTAL ASSETS

$                   463,099

$                   504,749

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$                    37,162

$                    80,162

Accrued liabilities

$                    92,523

$                    49,523


$                   129,685

$                   129,685

Long Term Liabilities

Debentures payable

$                   540,000

$                   540,000

Deferred income taxes


Stockholders' Equity

Preferred stock, $0.01 par value

1,000,000 shares authorized , no shares issued or

outstanding at March 31, 1998 or March 31, 1997.

Common stock, $0.01 par value

20,000,000 shares authorized, 5,738,117 shares

issued and aotstaning at March 31, 1119, and

December 31, 1997.

$                     573,812

$                     573,812

Additional paid in capital

$                   3,986,056

$                   3,983,206

Deficit accumulated during development state

$                  (4,766,454)

$                  (4,721,954)

$                    (206,586)

$                    (164,936)

TOTAL LIABILITIES AND STACKHOLDER'S EQUITY

$                      463,099

$                      504,749

CORPORATE VISION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the six months ended

June 30, 1998

June 30, 1997

Revenue

$

$                       29,192

Production expenses

Personel

$

$                      152,758

Audio/Visual

$

$                       21,284

$

$                      174,042

General and administrative

Office

$                       1,183

$                      51,913

Selling

$

$                      39,302

Professional fees

$

$                      49,631

Investor relation

$

$                     280,178

Depreciation and amortization

$

$                      85,370

$                       1,183

$                     506,394
Income (loss) from operations

$                      (1,183)

$                    (651,244)

Other income (expense)

Interest expense

$

$                      (2,002)

Debenture discount and costs

$

$                     (74,878)

Write-off acquisition costs

$

$                    (186,972)

$

$                    (263,852)

Income (loss) before income taxes

$                      (1,183)

$                    (915,096)

Provision for income taxes

Net income (loss)

$                      (1,183)

$                    (915,096)

Earnings (loss) per share

$

$                        0.07

Weighted average common shares

                 5,738,117

                13,017,785

CORPORATE VISION, INC.

STATEMENTS OF CASH FLOWS

(UNUDITED)

For the three months ended

June 30. 1998

June 30,1997

Cash provided by (used in) operating activities

Net income (loss)

$                     (3,366)

$                   (915,097)

Non-cash charges to earnings:




Depreciation and amortization

$

$                      85,370

Consulting services

$

$                      112,318

Write-off of acquisition of TVP

$

$                      186,972

Debenture discounts and costs

$

$                       74,878

Changes in operating assets and liabilities:

Change in accounts receivable

$

$                      (13,701)

Change in accounts payable

$

$                      (19,769)

Change in prepaid assets

$

$                         3,500

Change in other curretn liabilities

$

$                         16,604

$

$                       (468,925)

Cash provided by (used in ) investing activities

Investment in T.L. Phipps & Co.

$

$                       (438,035)

Purchase of equipment

$

$                        (11,533)

$                       (449,568)

Cash provided by (used in ) financing activities

Loans from stockholders (related party)

$

$                          20,549

Payment of loans from non-affiliate stockholders

$

$                        (64,069)

Payment of long-term debt

$

$                         (30,292)

Proceeds from issuance of convertible debentures

$

$                         941,600

$

$                         867,788

Net change in cash

$                         (3,366)

$                        (50,705)

Cash at beginning of period

$                         329,951

$                          52,550

Cash at end of period

$                         326,585

$                           1,845

Supplemental Disclosures

Cash paid for interest

$

$                           2,003

Non-cash investing and financing activities

Stock issued for conversion of note payable

to non-affiliated stockholder

$

$                        276177

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						    CORPORATE VISION, INC.
							     (Registrant)


	June 30, 1998____	______________________________
						     Jack Arnold Former, CEO, Chairman of the Board
           Keith Anderson, Current, CEO, Present