Form 10QSB
period 1998-09-30
CORPORATE VISION INC /OK
filed 1999-06-10
CIK 868074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended:  			September 30, 1998

[    ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  	July 1, 1998			  to   September 30, 1998

Commission File Number:  		0-18824

CORPORATE VISION, INC.
(Exact name of registrant in its charter)

	Oklahoma

(State or other jurisdiction of incorporation or organization)

          73-1380820
(I.R.S. Employer Identification No.)

     6130  S. Memorial Tulsa, Ok 74133
(Address of principal executive offices)

    918 7483603
(Registrant's telephone number, including area code)

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

Results of Operations:  Nine months ended September 30, 1998
The Registrant was engaged in a lawsuit brought by minority dissident shareholders that were not in favor of the reverse merger with Western Oil and Tire Company. The Court granted, then removed an injunction to block the reverse merger and ultimately ruled to allow the reverse merger with Western Tire and Oil Company with the stipulation that two members from the dissident shareholder group be appointed to the Registrant's Board of Directors. A compromise was agreed upon and four other Shareholders were appointed to the Registrant's Board of Directors as well for a total of seven members. The Registrant's Board of Directors members being: Jack Arnold, Raymond Hall, Keith A. Anderson, Roger Spencer, Joe Seibert, William Hale, and Craig Treiber.

The Registrant held a Board of Directors meeting August 12, 1998 to introduce new members, review history and operations, elect officers for the upcoming year, and plan strategy to revitalize the corporation. The Registrant's Board of Directors agreed not to pursue the reverse merger and other opportunities were presented.

For Nine months ending September 30, 1998, the Registrant had no significant operational activities.

Results of Operations:  Nine months ended September 30, 1998 and 1997
Results of operations for the nine months ended on September 30, 1998 are the same for the nine months ended on September 30, 1997 because the Registrant was inactive during the three months ended December 31, 1997.

Item 3.  Default Upon Senior Securities

	Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable

Item 5.  Other Information

	Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

Not Applicable

CORPORATE VISION, INC.

BALANCE SHEET

(UNAUDITED)

September 30, 1998

December 31, 1997

ASSETS

Current Assets

Cash

$                         508

$                     345,237

Accounts receivable

$                       3,326

$                       3,326

Note receivable

$                     451,157

$                     150,000

$                     454,991

$                     498,563

Property and Equipment

Property and equipment

$                       8,568

$                       6,512

Less: accumulated depreciation

$                        (326)

$                        (326)

$                        8,242

$                        6,186

TOTAL ASSETS

$                      463,233

$                      504,749

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable

$                       37,162

$                       80,162

Accrued liabilities

$                       92,523

$                       49,523

$                      129,685

$                      129,685

Long Term Liabilities

Debentures payable

$                      540,000

$                      540,000

Stockholders' Equity

Preferred stock, $0.01 par value

1,000,000 shares authorized , no shares issued or

outstanding at March 31, 1998 or March 31, 1997.

Common stock, $0.01 par value

20,000,000 shares authorized, 5,738,117 shares

issued and outstanding at March 31, 1119, and

December 31, 1997.

$                      573,812

$                      573,812

Additional paid in capital

$                    3,986,556

$                    3,983,206

Deficit accumulated during development state

$                   (4,766,820)

$                   (4,721,954)

$                     (206,452)

$                     (164,936)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY

$                      463,233

$                      504,749

STATEMENTS OF OPERATIONS

(UNAUDITED)

For the three months ended

September 30, 1998

Revenue

Production expenses

Personell

Audio/Visual

General and administrative

Office

$                       30

Selling

Professional fees

Investor relation

Depreciation and amortization

Income (loss) from operations

$                      (30)

Interest expense


Income (loss) before income taxes

$                      (30)

Provision for income taxes

Net income (loss)

$                      (30)

Earnings (loss) per share

Weighted average common shares

            5,738,117

CORPORATE VISION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended

September 30. 1998

Cash provided by (used in) operating activities

Net income (loss)

$                         (30)

Non-cash charges to earnings:

Depreciation and amortization

Consulting services

Write-off of acquisition of TVP

Debenture discounts and costs

Changes in operating assets and liabilities:

Change in accounts receivable

Change in note receivable

Net change in cash

$                        (30)

Cash at beginning of period

$                        537

Cash at end of period

$                        508

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						    CORPORATE VISION, INC.
							     (Registrant)


	September 30, 1998	 ____	______________________________
						     Jack Arnold,Acting, CEO, Chairman of the Board
           Keith Anderson, Current, CEO, President