Form 10QSB
period 1999-03-31
CORPORATE VISION INC /OK
filed 1999-07-08
CIK 868074

<


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended:    March 31, 1999

or

[    ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from January 1, 1999  to March 31, 1999

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

PART I

Item 1.  Financial Statements

	See Attached

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity
Since June 1997, the Registrant's cash requirements have been minimal with services donated or performed in return for shares of the company's common stock. The Registrant had no liquidity.

Capital Resources
The Registrant had capital commitments in the form of accrued debts, but no capital resources.

Results of Operations: Three months ended March 31, 1999. The Registrant settled indebtness with Federal Express to the satisfaction of both parties.

The Board of Directors approved a resolution approving a third party investment, in return of 17.5% ownership into IPO site, a new, internet web site dealing in information concerning new Intial Public Offerings.

The Board of Directors also approved initiating negotiations with SNC securities-an online Broker Dealer-to determine if the Registrant desires to form an alliance/agreement with SNC securities.

The Board of Directors approved Cross & Robinson as our corporate auditors.

The Board of Directors also approved a 15% ownership prositin in Archival CD in return for the underwriting and IPO offering of that company.

Item 3.  Default Upon Senior Securities

	Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable


Item 5.  Other Information

	Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

	Not Applicable

CORPORATE VISION, INC.

BALANCE SHEET

(Unaduited)

ASSETS

                             March 31, 1998     December 31, 1997

Current Assets

Cash                                 10,678               326,585

Note Receivable                     461,122               150,000

Accured Interest Rec                 31,421                 3,326

Total Current Assets                503,221               479,911

Property and Equipment

Equipment                             5,387                 8,568

Less: accumulated depreciation       (1,244)               (  326)

                                      4,143                 8,242

TOTAL ASSETS                        507,364               488,153


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                     35,090                37,152

Accrued liabilities                  99,078                92,467

Payroll Tax Payable                  14,042                    56

                                    148,210               129,685

Long Term Liabilities

Debentures payable                                        540,000


Stockholders' Equity

Preferred stock, $0.01 par value

1,000,000 shares authorized, no
shares issued or Outstanding at
March 31, 1999 or March 31, 1998.

Common stock, $0.01 par value         5,177               573,812

50,000,000 shares authorized,
517,662 shares issued and
outstaning at March 31, 1999,
and 5,738,120 December 31, 1998.

Additional paid in capital        5,237,275             3,986,056


Deficit accumulated during
development state                (4,864,646)           (4,721,954)

Net loss from operations         (   18,652)           (   19,446)

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                507,154               488,153











PAGE>




CORPORATE VISION, INC.


STATEMENTS OF OPERATIONS

(UNAUDITED)


For the three months ended March 31, 1999        March 31, 1997

Revenue                                 0                     0

Investment Income                                         1,120

                                        0                 1,120

General & Administrative

Consulting fees                    11,000                 9,491

Marketing                                                 3,000

Accounting                          5,106                 3,288

Office expense                         66                   626

Rent                                  400

Travel                                580                 1,096

Telephone                                                 1,434

Transfer agent fee                                        1,132

SEC filing fee                                              500

                                   18,652                20,567

Net Income (loss)                 (18,652)              (19,446)


Earnings (loss) per share       (     0.04)           (     0.03)


Weighted average common shares     517,662             5,738,117

CORPORATE VISION, INC.

STATEMENTS OF CASH FLOWS

(UNUDITED)

For the three months ended  March 31. 1999         March 31,1998

Cash provided by (used in) operating activities

Net income (loss)                  (18,652)              (19,446)


Changes in operating assets and liabilities:

Change in accounts payable         ( 2,072)                  794

Change in accured payable            6,611

Change in payroll tax               13,938

Change in other current
liabilities                       ( 18,447)                  794


Cash provided by (used in )
investing activities              (    175)             ( 18,652)


Cash Flows from Financing
activities

Commin stock                          3,184

Net increase (decrease) in cash       3,009             ( 18,652)

Cash blance at end of period         10,678              326,585

Cash balance beginning of period (    7,610)             345,237

Net increase (decrease) in cash       3,008               10,109

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						    CORPORATE VISION, INC.
							     (Registrant)


March 31,1999__________________________________
				   	 Keith Anderson, CEO, President