Form 10QSB/A
period 1999-03-31
CORPORATE VISION INC /OK
filed 1999-07-08
CIK 868074

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

N/A

(Former name, former address and former fiscal year, if changed since last report) Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
				[  ] Yes [   ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12. 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
				[  ] Yes [   ] No

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

The Board of Directors also approved initiating negotiations with an online Broker Dealer to determine if the Registrant desires to form an alliance/agreement.

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

	Not Applicable


Item 5.  Other Information

	Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

	Not Applicable

CORPORATE VISION, INC.

BALANCE SHEET

(Unaduited)

ASSETS

                             March 31, 1999     December 31, 1998

Current Assets

Cash                                 10,678               326,585

Note Receivable                     461,122               150,000

Accured Interest Rec                 31,421                 3,326

Total Current Assets                503,221               479,911

Property and Equipment

Equipment                             5,387                 8,568

Less: accumulated depreciation       (1,244)               (  326)

                                      4,143                 8,242

TOTAL ASSETS                        507,364               488,153


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable                     35,090                37,162

Accrued liabilities                  99,078                92,467

Payroll Tax Payable                  14,042                    56

                                    148,210               129,685


Stockholders' Equity

Preferred stock, $0.01 par value

1,000,000 shares authorized, 44000
shares issued or Outstanding at
March 31, 1999 or March 31, 1998.

Common stock, $0.01 par value         5,177                 4,391

50,000,000 shares authorized,
517,662 shares issued and
outstaning at March 31, 1999,
and 439,083 December 31, 1998.

Additional paid in capital        5,237,275             4,555,477


Deficit accumulated during
development state                (4,864,646)           (4,181,954)

Net loss from operations         (   18,652)           (   19,446)

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                507,154               488,153

CORPORATE VISION, INC.


STATEMENTS OF OPERATIONS

(UNAUDITED)


For the three months ended March 31, 1999        March 31, 1998

Revenue                                 0                     0

Investment Income                                         1,120

                                        0                 1,120

General & Administrative

Consulting fees                    11,000                 9,491

Marketing                                                 3,000

Accounting                          5,106                 3,288

Office expense                         66                   626

Rent                                  400

Travel                                580                 1,096

Telephone                                                 1,434

Transfer agent fee                                        1,132

SEC filing fee                                              500

                                   18,652                20,567

Net Income (loss)                 (18,652)              (19,446)


Earnings (loss) per share       (     0.04)           (     0.04)


Weighted average common shares     517,662                493.083

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