Form 10QSB
period 1998-04-30
CORPORATE VISION INC /OK
filed 1999-07-29
CIK 868074

CORPORATE VISION, INC
                   ( A Developmental State Company)

                            Balance Sheet
                        June 30, 1999 and 1998

                               Assets

                                    1999            1998
Current Assets
  Cash                            $ 300,868        $     374
  Accounts Receivable                                  3,326
  Notes Receivable                  418,758          451,157
  Accrued Interest Receivable        31,421

  Total Current Assets              751,047          454,857

Property and Equipment
  Equipment                          14,273            8,568
  Less: Accumulated Depreciation  (   1,244)       (     326)

  Property and Equipment (net)       13,029            8,242

Investment in Subsidiaries           45,940

Total Assets                      $ 810,016        $ 463,099

                     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                $  8,910         $  37,162
  Accrued Liabilities               25,353            92,467
  Debentures Payable                                 540,056

   Total Current Liabilities        34,263           669,685

Stockholders' Equity
  Series A non-cumulative
  convertile perferred
  stock $ 0.10 par value               400               400

  Common stock, $0.01 par value
  50,000,000 shares authorized
  498,000 outstanding at
  June 30,1999                      15,581             4,980

  Paid in Capital                5,704,082         4,554,888

  Deficit accumulated during
  the development stage         (4,944,310)       (4,766,454)

  Total Capital                    775,753        (  206,586)

Total Liabilities and
Stockholders' Equity            $  810,016        $  463,099



                          Statement of Operations
                  For the Periods Ended June 30, 1999 nd 1998

                                     1999                1998
Operating Revenue
  Income                                 0                  0
  Investment Income             $    7,637        $     1,120


General and Administrative
  Marketing                         55,799              3,285
  Salary Expense                    60,000              6,280
  Legal & Accounting                19,902             16,441
  Office Expense                    17,611             16,329
  Rent                               1,494              3,285

Total General & Admin              154,806             45,620

Net Loss                        $( 147,169)       $(   44,500)



THE COMPANY

The Company is a developmental stage holding company, venture capital and investment banking company, its current and future assets consist primarily of investments in its subsidiaries or purchasing assets in potential subsidiaries and or high yield income producing real estate properties.
The Company focuses on small companies of less than $10,000,000 market value. Corporate Vision will focus our human and capital resources to better serve our clients through high value-added activities. Our growth strategy is based on leveraging our leadership positions to pursue growth opportunities in both existing and new markets, where the company believes it can earn high returns.

Corporate Vision Inc. was incorporated in 1990, its domicile is Oklahoma.
The executive offices of the Company are located at 6130 South Memorial Drive, Tulsa OK 74133. The Company phone number is 918 307-2243.

RISKS ASSOCIATED WITH MANAGING GROWTH

The Company's anticipated level of growth, should it occur, will challenge the Company's management and its sales and marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage any such growth, should it occur, and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from any such growth. There can be no assurance that the Company will be able to successfully manage any future growth or to adapt its systems to manage such growth, if any, and its failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

LACK OF A PRESENT MARKET FOR SECURITIES

The Common Stock is currently quoted on the Bulletin Board, maintained by the National Association of Security Dealers, Inc. ("NASDAQ"), and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked priced of the Company's Common Stock has been large reflecting limited trading in the stock. The trading price for the Common Stock has fluctuated widely in the recent past.
See "Common Stock Price Range."



MARKET FOR COMMON STOCK

The Common Stock is traded on the Bulletin Board maintained by the National Association of Securities dealers, Inc. under the symbol "CVIA." The Price Range of the Company's Common Stock has varied significantly in the past year ranging from a high bid of $ 3.90 and a low bid of $0.125 per share in the past fiscal year.

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

At June 30, 1999, the company had approximately 587 shareholders of record for its common stock.

The Preferred Shares have never been offered to the public therefore have never been publicly traded.

SELECTED FINANCIAL DATA

From June 1995 to August 1997 Corporate Vision Inc. was the producer and manufacturer of CD Roms', in August 1997 The Company ceased all operations in this area. From August 1997 to August 1998 The Company had no operations and produced no revenue, as it searched for mergers with successful private companies. No suitable companies were found and in August 1998 new officers and a new Board of Directors was appointed to return Corporate Vision to operations in the Venture Capital field. These results of 1997

Results of operations ended December 31, 1996 and 1997 are not necessarily indicative of results to be expected for the year ending December 31, 1998. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, notes thereto and the independent auditors' report included elsewhere in this Prospectus.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following section contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors, The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: domestic and global economic patterns and trends.


The Company has had losses from operations since inception, which raise substantial doubts about its ability to continue as a going concern. Accordingly, the auditors' report and opinion on the financial statements for the fiscal years ended December 31, 1997 and December 31, 1998. However, management has taken a number of steps which it believes will assure the future of the Company.
Management believes that operations of the Company will provide sufficient liquidity for the Company.

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of June 30, 1999, the Company had generated net operating loss carry forwards for financial reporting purposes in excess of $4.0 million, and this amount may be available to reduce future federal income taxes. These carry forwards will begin to expire in 2007.
The Company's ability to utilize the carry forwards will be limited by a "change in ownership," as such term is defined by federal income tax laws and regulations.

Growth Strategy

The Company's strategy is to focus principally on (i) expanding the range of ancillary and other diversified services and manufacturing companies,
(ii) providing these companies access to equity capital by preparing these companies for public offerings (iii) retaining minority stock ownership in these companies after the public stock offerings, (iiii) continued guidance and corporate assistance and support for these companies.

Corporate Vision is focusing on acquiring ownership in private companies that express interests and a desire to take the Private Company public, Corporate Vision will prepare these companies from the initial preparations of a Public Offering through the completion of the offering. Corporate Visions goals are to be able to recover the cash outlay, plus a 20% or less return on this money, by selling a portion of the private company holdings during the initial public offering, while being able to retain a 5 to 15 percent ownership holding in the new company. Corporate Vision also intends to distribute the secondary public offering shares to Corporate Vision shareholders, allowing both the new company and current shareholders realize the benefits of our operations.

Corporate Vision Inc. is using a revenue model that incorporates "The Buildup Strategy". Which will allow The Company to identify emerging private companies, while retaining a large restricted and liquid percentage ownership of the secondary company equity stock, while allowing for Corporate Vision Inc. to help guide the secondary company in its future operations. Moderate Scale companies, economies and technical values added have become more important in achieving profitability for both the secondary company and Corporate Vision.


The Company feels with the increase in financing complexity and demands placed on private companies in this current environment has created a number of worth while under performing companies or marginally performing companies, which could become emerging companies in their field of expertise, with the services and financing options we will be able to present to these companies, by employing the above mentioned "Build Up Strategy."

The company will continue to build an investment banking institution of top professional executing a well defined, profitable strategy. A large number of acquisition companies will be facing major growth, developmental and internal infrastructure needs in the next three years. We are offering them alternatives to fund their needs and growth, through these public offerings of their equity securities to fund their essential projects and will continue to guide and consult with these companies for the following three years after the initial public offering of the third party securities.

Results of Operations:

To date the Company has not generated any revenues, but is anticipating earnings of .25 to .75 per issued common share, by the close of the fiscal year, ending December 31, 1999.

The registrant has received a 15% ownership position in Archival CD for services to be rendered which include underwriting and preparation of Archival CD Inc. Initial Public Offering.

On April 14, 1999, shareholders of record received ArchivalCD Inc stock (1 share AHCD for 7 shares CVIA) as a dividend.

IPO Site.Com, a majority owned subsidiary of Corporate Vision Inc. announced that Robert Back had been appointed President and C.E.O. of IPO site. Also, Donald Baker had been appointed Chief Legal Council.

The Registrant settled a dispute with Western Oil & Tire (WOTD) concerning monies owed the registrant. The company received $50,000 cash and three (3) certificates of convertible debentures - $125,914 each - one each exercisable in the next three years.

The Company previously issued warrants at a strike price of $3.00 each, to be exercised on 06/01/1999. 107,807 warrants were exercised.

Corporate Vision formed a new subsidiary - CVIA Resources - during the second quarter of 1999. Initial involvement will be funding for oil exploration and gold mining.

The Board of Directors approved a 13.5% holding in Great Mane Marketing Company. Great Mane is a privately held company based in Tulsa, Oklahoma.

The Company acquired the following Internet Web Sites. IPO-Brokerage.Com, IPO-Brokerage.Net, IPO-Broker.Com, Ipo-Broker.Net Car-Shopping.Com, Masterpiece-Auction.Com and Masterpiece-Auction.Net.

Corporate Vision Board of Directors appointed the following Officer's for the company:

		Keith Anderson, President and C.E.O.
		Raymond Hall, Chief Operations Officer
		Dale Ogden, Chief Financial Officer
		Craig Treiber, President and CEO of CVI Resources, a wholly owned subsidiary of Corporate Vision Inc.

Directors and Executive Officers

The executive officers and directors of the Company and their ages are as follows:

Name                                   Age        Position

Raymond A. Hall..........              61         Chairman of the Board of
                                                  Directors

Keith A. Anderson........              37         President. Chief Executive
                                                  Officer and Director

Dale W. Ogden                          60         Corporate Treasurer and
                                                  Director

Craig Treiber                          52         Secretary of the Board of
                                                  Directors

Jack Arnold                            57         Vice Chairman of the
                                                  Board of Directors

Joe Seibert                            66         Vice Chairman of the
                                                  Board of Directors

William Hale                           67         Assistant Secretary of the
                                                  Board of Directors.

Family Relationships
There are no family relationships among any of the directors or executive officers.

Compensation of Directors

The Company's directors currently receive $400.00 per Board meeting either in cash or the common stock equivalent. The Directors are reimbursed for any reasonable expenses incurred in the connection with attendance at the Board or committee meetings. Or any expenses generated on the behalf of Corporate Vision.

Benefit Plan

STOCK OPTION PLANS STOCK OPTION PLAN On September 1, 1995, the Board of Directors and shareholders of the Company adopted an incentive stock option plan ("ISOP") for employees of the Company and its subsidiaries. The ISOP is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive by increasing the interest in the success of the Company, thereby encouraging them to remain in its employ. Further the availability of options under the ISOP supports and increases the ability of the Company to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. Only employees who have contributed to the profitability or administration of the Company and/or its subsidiaries are eligible to participate and are only entitled to receive that number of share which fairly reflects the value of their services. The ISOP is presently being administered by the Board of Directors. The 200,000 Common Shares available for grant under the ISOP have been registered under the Securities Act. All options granted under the ISOP will be evidenced by agreements which will be subject to the provisions of the ISOP, as well as such further provisions as may subsequently be adopted. The option price per share will be determined by the Board of Directors at the date of grant, but will at least equal the fair market value of the common stock which fairly reflects the value of their services. The 200,000 shares available for grant under the ISOP have been registered under the Securities Act. All options granted under the ISOP will be evidenced by agreements which will be subject to the provisions of the ISOP, as well as such further provisions as may subsequently be adopted.

Limitations on Liability and Indemnification Matters

The Company's Amended and Restated Articles of Incorporation provide that to the fullest extent permitted by the Oklahoma Business Corporation Act, the Company's Directors will not be liable for monetary damages to the Company or its shareholders. The Company's Bylaws provide that the Company will indemnify its directors and, by action of the Board of Directors, may indemnify its officers, employees and other agents of the Company to the fullest extent permitted by applicable law, except for any legal proceeding that is initiated by such Director, Officers, employees or agents without the authorization of the Board of Directors. The Company has entered into indemnification agreements with its officers and Directors containing provisions which require the Company, among other things, to indemnify the officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expense incurred as a result of any proceeding against them as to which they could be indemnified.

Description of Capital Stock

The Authorized capital stock of the Company consists of 50,000,000 shares of common stock .01 par value and 1,000,000 shares of Preferred Stock .01 par value. Upon consummation of this offering, 447,088 shares of common stock will be outstanding and 150,000 shares of Series A preferred stock.

Common Stock

As of June 30, 1999 there were approximately 1,543,000 shares of Common Stock outstanding held by 587 shareholders of record.
The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Subject to preferences that may be applicable to any outstanding Preferred Stock, if any, the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion out of funds legally available there for. See "Dividend Policy." In the event of a liquidation, dissolution or winding up of the Company, the holders of share ratably in all assets remaining after payment of liabilities, subject to prior rights of Preferred Stock, if any, then outstanding. The Common Stock has no preemptive or other subscription rights and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of Common Stock are fully paid and non-assessable.

PREFERRED STOCK

The Board of Directors, without further action by the shareholders, is authorized to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix and determine, in its sole discretion and on a blank check basis, as to any series, any and all of the relative rights and preferences of shares in such series, including, without limitation, preferences, limitations or relative rights with respect to redemption rights, conversion rights, voting rights, dividend rights and preferences on liquid assets.


SERIES A PREFERRED STOCK

Of the 1,000,000 shares of Preferred Stock authorized, the Company has designated 150,000 shares as Series A Preferred Stock, 150,000 of such Preferred Shares to be issued in this offering. Each share of Series A Preferred Stock will automatically convert into ten shares of Common Stock on September 1, 2003. The Class A Preferred Stock is not entitled to votes with the Series A Preferred Stock is essentially a non voting stock. The Board of Directors reserves the right to convert or amend these terms, to activate the voting rights of the Preferred Shares.

Dividend Policy

The Company is and will continue to issue dividends of pre Initial Public offering stocks, of third party clients to Corporate Vision shareholders, at various distribution ratios to be determined.

In the first quarter of 1999 The Company issued pre initial public offering shares of ArchivalCD Inc. to Corporate Vision Shareholders at a 1 ArchivalCD Inc. common share for every 7 Corporate Vision Inc common shares held at that particular date of record.

SHAREHOLDER REPORTS

The Company will furnish to its shareholders annual reports containing audited financial statements reported on by independent public accountants for each fiscal year and will make available quarterly reports containing un-audited financial information for the first three quarters of each fiscal year.


TRANSFER AGENT AND REGISTRAR
The Company changed the Transfer Agent from Oxford Transfer to Transfer Online. The change was effective 04/30/1999

The current Transfer Agent and Registrar for the Common and Preferred Stock is Transfer Online.Com Inc. 227 SW Pine Street Suite 300 Portland OR 97204

EXPERTS

The financial statements of Corporate Vision Inc., as of June 30, 1999 and for the fiscal year ended December 31, 1999 and the periods from May, 1995 (inception) through June 30, 1999 appearing in this Prospectus have been audited by Cross and Robinson Certified Public Accountants, independent auditors, as set forth in their report thereon appearing elsewhere herein and are included in reliance upon such report given upon the authority of the Board of Directors.


PART II - OTHER INFORMATION

ADDITIONAL INFORMATION

Legal Actions

The Company resolved litigation with Mr. Herrod to the satisfaction of both parties. The $43,500 judgment was settled for $33,500.

The Company has filed suit as a plaintiff against former management and associates of the former management for breach of fudiciary duties, mis-management of Corporate funds, diversion of Corporate funds, which lead to the eventual closure of the companies operations in the summer of 1997.

The defendants have counter sued the company claiming slander, non payment of salaries, non payment of expenses and other items.

The company feels not only can it very easily defend itself against this counter suit, but will prevail in winning this legal actions it has chosen to enter into.

Shareholder meeting and Proxy Vote.

The Company is currently organizing a shareholder meeting, though no date has yet been set, the company hopes to conduct this meeting in late August to late September 1999.

Y2K Disclosure

The company has taken active measures to assure all accounting systems, operating software and computer hardware are in compliance with Y2K. However, special effort will be taken before the end of the year to provide backup of all date both in electronic backup and hard copy of documents.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CORPORATE VISION, INC.

Keith A. Anderson

President and CEO