Form 10QSB
period 1999-09-30
CORPORATE VISION INC /OK
filed 1999-11-12
CIK 868074

CORPORATE VISION, INC
                   ( A Developmental State Company)

                            Balance Sheet
                        September 30, 1999 and 1998

                               Assets

                                    1999            1998
Current Assets
  Cash                            $ 17,290        $    508
  Accounts Receivable               25,873           3,326
  Notes Receivable                 377,742          451,157
  Accrued Interest Receivable       15,110

  Total Current Assets             436,015          454,991

Property and Equipment
  Equipment                         21,355            8,568
  Less: Accumulated Depreciation  (  1,244)       (     326)

  Property and Equipment (net)      20,111            8,242

Investment in Subsidiaries         454,527

Total Assets                      $910,653        $ 463,233

                     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                $  8,869         $ 46,098
  Accrued Liabilities               34,489           92,467
  Debentures Payable                                540,000

   Total Current Liabilities        43,358          678,565
Stockholders' Equity
  Series A non-cumulative
  convertile perferred
  stock $ 0.10 par value               400               400

  Common stock, $0.01 par value
  50,000,000 shares authorized
  498,000 outstanding at
  September 30,1999                  4,980             4,391

  Paid in Capital                5,974,158         4,555,577

  Deficit accumulated during
  the development stage         (5,112,243)       (4,775,700)

  Total Capital                    867,295        (  215,332)

Total Liabilities and
Stockholders' Equity            $  910,653        $  463,233



                          Statement of Operations
                  For the Periods Ended September 30, 1999 and 1998

                                     1999                1998
Operating Revenue
  Income                        $    6,110       $      1,120
  Investment Income


General and Administrative
  Marketing                         76,991             10,134
  Salary Expense                   135,492              6,281
  Legal & Accounting                21,605             25,321
  Office Expense                    19,518              4,830
  Consulting Fees                   60,589              4,000
  Rent                              15,688              4,300

Total General & Admin              329,283             54,866

Net Loss                        $( 323,173)       $(   53,746)



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



MARKET FOR COMMON STOCK

The Common Stock is traded on the Bulletin Board maintained by the National Association of Securities dealers, Inc. under the symbol "CVIA." The Price Range of the Company's Common Stock has varied significantly in the past year ranging from a high bid of $ 4.50 and a low bid of $0.125 per share in the past fiscal year.

The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

At September 30, 1999, the company had approximately 584 shareholders of record for its common stock.

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

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of September 30, 1999, the Company had generated net operating loss carry forwards for financial reporting purposes in excess of $4.0 million, and this amount may be available to reduce future federal income taxes. These carry forwards will begin to expire in 2007.
The Company's ability to utilize the carry forwards will be limited by a "change in ownership," as such term is defined by federal income tax laws and regulations.

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

Drilling has commenced on the Hodges No. 1-X oil well in Jones County, Texas. Production is expected to commence in late October/early November.

Assay reports came in on the Vision One Gold Mine in southern Utah. Initial minimum proven reserves on the initial 25 acres evaluated total 1,331,000 tons. Using a conservative assay value of .236 oz/tons, this represents 314,116 ounces of recoverable gold. This equates to $94,234,800 of Proven Reserves with gold valued at $300 per ounce. CVI Resources net share will be $25,129,280 after deducting anticipated recovery costs. Prodution is expected to commence in late November.

The Proven Reserve value was calculated conservatively based on $300/ounce. The actual value of gold on September 30, 1999 was /per ounce.
Directors and Executive Officers

The executive officers and directors of the Company and their ages are as follows:

Name                                   Age        Position

Raymond A. Hall..........              62         Chairman of the Board of
                                                  Directors

Keith A. Anderson........              37         President. Chief Executive
                                                  Officer and Director

Dale W. Ogden                          60         Corporate Treasurer and
                                                  Director

Craig Treiber                          53         Secretary of the Board of
                                                  Directors

Joe Seibert                            66         Vice Chairman of the
                                                  Board of Directors

William Hale                           67         Assistant Secretary of the
                                                  Board of Directors.

Jack Arnold, Vice Chairman of the Board of Directors, resigned from the Board in Septmember 1999.

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

Common Stock

As of Septem 30,1999 there were approximately 3,623,550 shares of Common Stock outstanding held by 584 shareholders of record.

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

Shareholder meeting and Proxy Vote.

The Company is currently organizing a shareholder meeting for November 13, 1999.

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