Form 10QSB/A
period 1999-09-30
CORPORATE VISION INC /OK
filed 2000-01-04
CIK 868074

CORPORATE VISION, INC
                   ( A Developmental State Company)

                            Balance Sheet
                        September 30, 1999 and 1998

                               Assets

                                    1999            1998
Current Assets
  Cash                            $ 17,290        $    508
  Accounts Receivable               25,873           3,326
  Notes Receivable                 377,742          451,157
  Accrued Interest Receivable       15,110

  Total Current Assets             436,015          454,991

Property and Equipment
  Equipment                         21,355            8,568
  Less: Accumulated Depreciation  (  1,244)       (     326)

  Property and Equipment (net)      20,111            8,242

Investment in Subsidiaries         454,527

Total Assets                      $910,653        $ 463,233

                     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts Payable                $  8,869         $ 46,098
  Accrued Liabilities               34,489           92,467
  Debentures Payable                                540,056

   Total Current Liabilities        43,358          678,565
Stockholders' Equity
  Series A non-cumulative
  convertile perferred
  stock $ 0.10 par value               400               400

  Common stock, $0.01 par value
  50,000,000 shares authorized
  3,623,550 outstanding at
  September 30,1999                 15,581             4,980

  Paid in Capital                5,712,437         3,986,156

  Deficit accumulated during
  the development stage         (5,112,243)       (4,775,700)

  Total Capital                    867,295        (  215,332)

Total Liabilities and
Stockholders' Equity            $  910,653        $  463,233



                          Statement of Operations
                  For the Periods Ended September 30, 1999 and 1998

                                     1999                1998
Operating Revenue
  Income                        $    6,110       $     1,120
  Investment Income


General and Administrative
  Marketing                         76,991             10,134
  Salary Expense                   135,492              6,281
  Legal & Accounting                21,605             25,321
  Office Expense                    19,518              4,830
  Consulting Fees                   60,589              4,000
  Rent                              15,688              4,300

Total General & Admin              329,283             54,866

Net Loss                        $( 323,173)       $(   53,746)



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

Common Stock

As of September 30,1999 there were approximately 3,623,550 shares of Common Stock outstanding held by 584 shareholders of record.

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