Form 10KSB40
period 1999-12-31
CORPORATE VISION INC /OK
filed 2000-04-14
CIK 868074

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Act of 1934. (No fee required). For the transition period from ____________ to
     ______________.

     Commission file number: 0-11744.

                             CORPORATE VISION, INC.
                 ----------------------------------------------

                 (Name of Small Business Issuer In Its Charter)

         OKLAHOMA                                                 73-180820
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                                                      74133
--------------------------------------------                      --------------
  (Address of principal executive offices)                          (zip code)

                                 (918) 307-2243
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

                                                           Name of Each Exchange
Title of each class                                         On Which Registered
-------------------                                        --------------------
      None                                                          --

Securities registered under Section 12(g) of the Exchange Act:

                                 Title of Class
                           --------------------------
                                     NONE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X    No
    ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [X]

     The issuers revenues for the fiscal year ended December 31, 1999 were $428,121.50.

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2000, based on the closing sales price of the common stock on the Nasdaq Stock Market on that date was approximately $20,200,418.

     Indicated below is the number of shares outstanding of each class of the issuer's common stock as of March 31, 2000.

Title of each class of common stock                           Number Outstanding
-----------------------------------                           ------------------
   Common Stock, No Par Value                                     13,519,820
   Preferred                                                       $152,889

THE COMPANY

The Company is a developmental stage holding company and venture capital and investment banking company. Its current and future assets consist primarily of investments in its subsidiaries, or purchasing assets in potential subsidiaries, and/or high yield income producing real estate properties. The Company focuses on smaller companies of less than $10,000,000 market value. Corporate Vision will direct our human and capital resources toward high value-added activities. Our growth strategy is based on leveraging our leadership positions to pursue growth opportunities in both existing and new markets whereas the company believes it can earn higher returns.

Corporate Vision Inc. was incorporated in 1990, domiciled in Oklahoma. The executive offices of the company are located at 6130 S. Memorial Drive, Tulsa OK 74133. The Company phone number is 918 307-2243.

RISKS ASSOCIATED WITH MANAGING GROWTH

The Company's anticipated level of growth, should it occur, will challenge the Company's management and its sales and marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage any such growth, should it occur, and to adapt its operational and financial control systems to respond to changes resulting from any such growth. There can be no assurance that the Company will be able to successfully manage any future growth or to adapt its systems to manage such growth, if any, and its failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations.

MARKET FOR COMMON STOCK

The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Security Dealers, Inc. ("NASDAQ"), and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of The Company's Common Stock has been large, reflecting limited trading in the stock. The trading price for the Common Stock has fluctuated widely in the recent past, ranging from a high bid of $4.50 and a low bid of $0.125 per share in the past fiscal year. The Common Stock is traded on the Bulletin Board under the symbol "CVIA." The above prices represent inter-dealer quotations without retail mark-up/mark-down or commission, and may not necessarily represent actual transactions. At December 31, 1999, the company had approximately 627 shareholders of record for its common stock. The Preferred Shares have never been offered to the public therefore have never been publicly traded.

SELECTED FINANCIAL DATA

From June 1995 to August 1997 Corporate Vision Inc. was the producer and manufacturer of CD Roms'. In August, 1997, The Company ceased all operations in this area. From August 1997 to August 1998 The Company had no operations and produced no revenue as it searched for mergers with successful private companies. No suitable companies were found and, in August 1998, new officers and a new Board of Directors was appointed changing Corporate Visions direction into the Venture Capital field.

Result of operations ended December 31, 1998 and 1999 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, notes thereto, and the independent auditors' report included elsewhere in the Prospectus.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following reaction contains forward-looking statements that involve risks and uncertainties including those during the period of time the company's existing capital resources will meet the company's future capital needs. Other risks include the Company's future operating results, marketing acceptance, prudent investment decisions which includes research and development with regard to future endeavors.

The Company has had losses from operations since inception. Accordingly, the auditors' report and opinion on the financial statements for the fiscal years ended December 31, 1998 and December 31, 1999. However, management has taken a number of steps which it believes will assure the future of the Company while providing sufficient liquidity for the Company.

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of December 31, 1999, the Company had generated net operating loss carry forwards for financial reporting purposes in excess of $5.3 million, and this amount may be available to reduce future federal income taxes. These carry forwards will begin to expire beginning 2006.

GROWTH STRATEGY

The Company's strategy is to focus principally on (i) expanding the range of ancillary and other diversified services and manufacturing companies, (ii) providing these companies access to equity capital by preparing these companies for public offerings, (iii) retaining minority stock ownership in these companies after the public stock offerings, (iiii) continued guidance and corporate assistance and support for these companies.

Corporate Vision is focusing on acquiring ownership in private companies that express interests and a desire to take the Private Company public. Corporate Vision will prepare these companies from the initial preparations of a Public Offering through the completion of the offering. Corporate Visions goals are to be able to recover the cash outlay, plus 20% or less return on this money, by selling a portion of the private company holdings during the initial public offering retaining a 5 to 15 percent ownership holding in the company. Corporate Vision also intends to distribute the secondary public offering shares to Corporate Vision shareholders, allowing both Corporate Vision shareholders and the new company shareholders to realize the benefits of our operations.

Corporate Vision, Inc, is using a revenue model that incorporates "The Buildup Strategy" which will allow The Company to identify emerging private companies, while retaining a large restricted and liquid percentage ownership of the secondary company equity stock. Corporate Vision, Inc. will help guide the secondary company in its future operations.

The Company feels that, with the increase in financing complexity and demands placed on private companies in this current environment, it has identified a number of worthwhile under performing companies or marginally performing companies, which could become emerging companies in their field of experience. We offer the services and financing options to these Companies by employing the above mentioned "Buildup Strategy."

The Company will continue to build an investment banking institution of top professional(s) executing a well-defined, profitable strategy. A large number of acquisition companies will be facing major growth, developmental and internal infrastructure needs in the next three years. We are offering them alternatives to fund their needs and growth, through these public offerings of their equity securities, to fund their essential projects.

RESULTS OF OPERATIONS

The company did not meet fourth quarter revenue projections to a series of factors, including inclement weather trends, lack of specialized equipment, and a labor shortage. These delays caused revenue projections to be re-evaluated and the projections have been delayed to the fiscal quarter.

IPO Site, as originally formed is no longer a viable company. Prior management is no longer in place. CVIA has begun negotiations to sell IPO site to another party.

The Company previously issued warrants at a strike price of $3.00 each, to be exercised on 06/01/1999. 174,591 warrants were exercised.

CVIA Resources, a wholly-owned subsidiary of CVIA has begun initial production
- on a limited basis - in both its gold mine and oil field holdings.

The Board of Directors approved a 13.5% holding in Great Mane Marketing Company. Great Mane is a privately held company based in Tulsa, Oklahoma.

The Company changed the Transfer Agent from Oxford Transfer to Transfer Online. The change was effective on 04/30/1999.

CVIA and Clickgarden (an internet company) signed an agreement whereas CVIA agreed to purchase 900,000 shares of Clickgarden stock, at a price of one million dollars payable in $600,000 cash and the balance in CVIA stock. CVIA also has an option to purchase an additional 1,666,667 shares of Clickgarden stock at the purchase price of $2.5 million. The final option will be payable in CVIA common shares. It was anticipated that Clickgarden's website will be available April 2000 and an Initial Public Offering should be initiated in the fall of 2000.

CVIA began discussions with Novactyl, Inc. a company that develops and commercializes existing and over the counter pharmaceutical products, Also, Novactyl owns a patent that, when approved by the FDA, will aid in the treatment of various viral diseases including herpes. CVIA is in the process of examining it's options for future involvement with Novactyl.

Corporate Vision Board of Directors appointed the following Officer's for the company:

                      Keith Anderson, President and C.E.O.

                     Raymond Hall, Chief Operations Officer


                       Dale Ogden, Chief Financial Officer

      Craig Treiber, President and C.E.O. of CVI Resources, a wholly owned
                      Subsidiary of Corporate Vision, Inc.



DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company and their ages are as follows:


Name                 Age       Position

Raymond A. Hall      62        Chairman of the Board of Directors

Keith A. Anderson    37        President. Chief Executive Officer and Director

Dale W. Ogden        61        Corporate Treasurer and Director

Craig L. Treiber     53        Secretary of the Board of Directors

Joe Seibert          66        Vice Chairman of the Board of Directors

William Hale         67        Assistant Secretary of the Board of Directors

FAMILY RELATIONSHIPS

There are no family relationships among any of the Directors or Executive Officers.

COMPENSATION OF DIRECTORS

The Company's directors currently receive $400.00 per Board meeting either in cash or the common stock equivalent. The Directors are reimbursed for any reasonable expenses incurred in the connection with attendance at the Board or committee meetings or any expenses generated on the behalf of Corporate Vision.

BENEFIT PLAN

Stock Options Plan. On September 1, 1995, the Board of Directors and shareholders of the Company adopted an incentive stock option plan ("ISOP") for employees of the Company by providing those intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive by increasing the interest in the success of the Company, thereby encouraging them to remain in its employ. Further the availability of options under the ISOP supports and increases the ability to the Company to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. Only employees who have contributed to the profitability or administration of the Company and /or its subsidiaries are eligible to participate and are entitled to receive that number of share which fairly reflects that value of their services. The ISOP is presently being administered by the Board of Directors. The 200,000 Common share available for grant under the ISOP have been registered under the Securities Act. All options granted under the ISOP will be evidenced by agreements which will be subject to the provisions of the ISOP, as well as such further provisions as may subsequently be adopted. The option price per share will be determined by the Board of Directors at the date of grant, but will at least equal the fair market value of the common stock which fairly reflects the value of their services. The 200,000 shares available for grant under the ISOP have been registered under the Securities Act. All options granted under the ISOP will be evidenced by agreements which will be subject to the provisions of the ISOP, as well as such further provisions as may subsequently be adopted.

LIMITATIONS ON LIABILITY AND INDEMNIFICATION MATTERS

The Company's Amended and Restated Articles of Incorporation provide that to the fullest extent permitted by the Oklahoma Business Corporation Act, the Company's Directors will not be liable for monetary damages to the Company or its shareholders. The Company's Bylaws provide that the Company will indemnify its directors and, by action of the Board of Directors, may indemnify its officers, employees, and other agents of the Company to the fullest extent permitted by applicable law, except for any legal proceeding that is initiated by such Director, Officers, employees or agents without the authorization of the Board of Directors. The Company has entered into indemnification agreements with its officers and Directors containing provisions which require the Company, among other things, to indemnify the officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expense incurred as a result of any proceeding against them as to which they could be indemnified.

DESCRIPTION OF CAPITAL STOCK

The authorized capital stock of the Company consists of 50,000,000 shares of common stock .01 par value and 1,000,000 shares of Preferred stock .01 par value.

COMMON STOCK

As of December 31, 1999 there were approximately 12,662,084 shares of Common stock outstanding, held by 627 shareholders of record. The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Subject to preferences that may be applicable to any outstanding Preferred stock, if any, the holders of Common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion out of funds legally available. See "Dividend Policy." In the event of a liquidation, dissolution or winding up of the Company, the holders of share ratably in all assets remaining after payment of liabilities, subject to prior rights of Preferred Stock, if any, then outstanding. The Common Stock has no preemptive or other subscription rights and there are no conversions rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and non-assessable.

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

SERIES A PREFERRED STOCK

Of the 1,000,000 shares of Preferred Stock authorized, the Company has designated 150,000 shares as Series A Preferred Stock, 150,000 of such Preferred Shares to be issued in this offering. Each share of Series A Preferred Stock will automatically convert into ten shares of Common Stock on September 1, 2003. The Class A Preferred Stock is essentially a non-voting stock. The Board of Directors reserves the right to convert or amend these terms or to activate the voting rights of the Preferred Shares.

SHAREHOLDER REPORTS

The Company will furnish to its shareholders annual reports containing audited financial statements reported on by independent public accountants for each fiscal year and will make available quarterly reports containing un-audited financial information for the first three quarters of each fiscal year.

TRANSFER AGENT AND REGISTRAR

The Transfer Agent and Registrar for the Common and Preferred Stock is Transfer Online.Com, Inc. 227 SW Pine Street, Suite 300 Portland OR 97204.

EXPERTS

The financial statements of Corporate Vision Inc., as of December 31, 1999 for the fiscal year ended December 31, 1998 and have been audited by Cross and Robinson Certified Public Accountants, independent auditors, as set forth in their report thereon appearing elsewhere herein and are included in reliance upon such report given the authority of the Board of Directors.

PART II - OTHER INFORMATION

ADDITIONAL INFORMATION

Legal Actions

The Company resolved litigation with Mr. Herrod to the satisfaction of both parties. The $43,500 judgement was settled for $33,500.

The Company has filed suit as a plaintiff against former management and associates of the former management for breach of fudiciary duties, mis-management of Corporate funds, diversion of Corporate funds, which lead to the eventual closure of the companies operations in the summer of 1997.

The defendants have counter sued the company claiming slander, non-payment of salaries, non-payment of expenses and other items.

The company feels not only can it very easily defend itself against this counter suit, but will prevail in winning this legal actions it has chosen to enter into.

Corporate Vision, Inc. Board of Directors was overwhelmingly re-elected during a meeting and vote held on November 13, 1999. The Company's transfer agent, Transfer Online of Portland, OR, reports that nearly 100% of votes cast on question one where for the re-election of current directors, Hall, Anderson, Treiber, Ogden, Seibert, and Hale. Question number 2 regarding the re-appointment of Cross and Robinson as corporate auditors was also passed overwhelmingly as was question number three allowing the board capability to address any additional matters introduced at the meeting. Corporate Vision, Inc. shareholders had the opportunity to see presentations from individuals representing ongoing ventures. Presentations included updates or video presentations on the Vision One Gold Mine, Clickgarden,com, the Hodges 1-X oil well, Great Mane, Archival CD, Impressive Products.com, and Corporate Vision Development, Inc.

The Company is currently organizing the annual shareholders meeting. Though no date has yet been set.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                           DECEMBER 31, 1999 AND 1998


                                    CONTENTS


                                                        PAGE
                                                        ----
Independent Auditor's Report                               1

Consolidated Financial Statements

    Consolidated Balance Sheets                            2

    Consolidated Income Statements                         3

    Consolidated Statements of Stockholders' Equity        4

    Consolidated Statements of Cash Flows                  5

Notes to Consolidated Financial Statements              6-17

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Corporate Vision, Inc.
Tulsa, Oklahoma

         We have audited the accompanying consolidated balance sheets of Corporate Vision, Inc. (a development stage company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended and for the period from January 1, 1998 (inception of the development stage) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corporate Vision, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended and from January 1, 1998 (inception of the development stage) to December 31, 1999, in conformity with generally accepted accounting principles.

                               CROSS AND ROBINSON



                               Certified Public Accountants
                               Tulsa, Oklahoma
April 5, 2000

                              CORPORATE VISION, INC
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                1999           1998
                                            ----------     ----------
CURRENT ASSETS

Cash                                        $  799,163     $      569
Advances to employees                              360             --
Advances to affiliates (Note 3)                 64,096             --
Note receivable (Note 5)                       105,768             --
Note receivable from affiliate (Note 3)         15,000             --
Accrued interest receivable                     15,110         31,421
                                            ----------     ----------
TOTAL CURRENT ASSETS                           999,496         31,990
                                            ----------     ----------


INVESTMENTS, NET (NOTE 3)                    1,269,793             --
                                            ----------     ----------


PROPERTY AND EQUIPMENT, NET (NOTE 4)            25,952          4,143
                                            ----------     ----------


OTHER ASSETS
Deposits                                         3,000             --
Note receivable (Note 5)                       271,974        461,122
                                            ----------     ----------

TOTAL OTHER ASSETS                             274,974        461,122
                                            ----------     ----------


TOTAL ASSETS                                $2,570,215     $  497,255
                                            ==========     ==========


Accompanying notes are an integral part of the consolidated financial statements.

                             CORPORATE VISION, INC
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      1999             1998
                                                                                  -----------      -----------
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                          $   410,467      $   170,981
                                                                                  -----------      -----------


SHAREHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 150,000 shares authorized; 152,889 and 120,063 shares issued and outstanding at
   December 31, 1999 and 1998, respectively                                             1,529            1,201
Common stock, $0.01 par value, 50,000,000 shares
   authorized; 439,083 and 5,268,996 shares issued and
   outstanding at December 31, 1999 and 1998, respectively                            126,621           52,689
Additional paid-in capital                                                          7,338,692        5,127,750
Subscriptions receivable                                                              (50,000)              --
Retained earnings (deficit)                                                        (4,722,355)      (4,721,954)
Deficit accumulated during the development stage                                     (534,739)        (133,412)
                                                                                  -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                                          2,159,748          326,274
                                                                                  -----------      -----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                           $ 2,570,215      $   497,255
                                                                                  ===========      ===========

Accompanying notes are an integral part of the consolidated financial statements.

                              CORPORATE VISION, INC
                          (A Development Stage Company)

                         CONSOLIDATED INCOME STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE
          DEVELOPMENT STAGE PERIOD JANUARY 1, 1998 TO DECEMBER 31, 1999


                                                                                    DEVELOPMENT
                                                     1999             1998          STAGE PERIOD
                                                  -----------      -----------      ------------
OPERATING REVENUE                                 $   420,275      $        --      $   420,275
                                                  -----------      -----------      -----------

GENERAL AND ADMINISTRATIVE EXPENSES                   795,378          165,946          961,324
                                                  -----------      -----------      -----------

OTHER INCOME (EXPENSES)
   Interest income                                      7,847           32,591           40,438
   Interest expense                                      (293)             (57)             350
   Share of loss of Blue Crystal Mining, Ltd.         (33,779)              --          (33,779)
                                                  -----------      -----------      -----------

NET LOSS                                          $  (401,327)     $  (133,412)     $  (534,739)
                                                  ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 9,720,106        4,446,783        6,731,955
                                                  ===========      ===========      ===========

NET LOSS PER SHARE                                $     (0.04)     $      (0.3)     $     (0.08)
                                                  ===========      ===========      ===========


Accompanying notes are an integral part of the consolidated financial statements.

                              CORPORATE VISION, INC
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                                                         DEFICIT
                                                                                                       ACCUMULATED
                                      PREFERRED           COMMON             ADDITIONAL   DURING THE    RETAINED
                                       STOCK               STOCK              PAID-IN     DEVELOPMENT   EARNINGS
                                       SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL       STAGE      (DEFICIT)      TOTAL
                                      ---------  ------  ---------  -------  ----------   -----------  -----------   ----------
BALANCE AT DECEMBER 31,1997                  --  $   --  2,295,252  $22,953  $4,534,064                $(4,721,954)   $(164,937)


Stock issued via debenture
  conversion                                             2,357,880   23,579     516,421                                 540,000
Stock issued for services                                   30,312      303      16,855                                  17,158
Preferred stock dividend                120,063   1,201                          (1,201)                                     --
Stock issued for cash                                      132,456    1,325      23,781                                  25,106
Stock issued in legal settlement                           206,880    2,069      23,791                                  25,860
Stock issued to Board of Directors                         246,216    2,462      14,038                                  16,500
Net loss for 1998                                                                         $  (133,412)                 (133,412)
                                                                                                                      ---------
BALANCE AT DECEMBER 31, 1998            120,063  $1,201  5,268,996  $52,689  $5,127,750   $  (133,412)  $(4,721,954)  $ 326,274
                                        =======  ======  =========  =======  ==========   ===========   ===========   =========



Accompanying notes are an integral part of the consolidated financial statements.

                             CORPORATE VISION, INC.
                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                                                           DEFICIT
                                                                                                          ACCUMULATED
                                      PREFERRED            COMMON               ADDITIONAL   DURING THE    RETAINED
                                       STOCK               STOCK                 PAID-IN     DEVELOPMENT    EARNINGS
                                       SHARES    AMOUNT    SHARES     AMOUNT     CAPITAL       STAGE       (DEFICIT)       TOTAL
                                      ---------  ------  ----------  --------   ----------   -----------  -----------    ----------

BALANCE AT DECEMBER 31, 1998             40,021  $  400     439,083  $   4,391  $5,177,251     $(133,412)                $  326,276
                                                                                                          $(4,722,354)

Stock issued for cash                    10,500     105     571,617      5,716   1,626,646                                1,632,467
Stock issued as investment in
  affiliates                                                287,200      2,872     386,488                                  389,360
Preferred stock dividend
  correction                                442       4                                 (4)                                      --
Stock issued for services                                    26,789        268      75,020                                   75,288
Stock issued in legal
  settlement                                 --                 316          3         647                                      650
Stock issued to Board of
  Directors                                                 273,517      2,735      86,315                                   89,050
Stock issued as employee
  bonuses                                                     9,000         90      47,894                                   47,984
Subscription sales of stock                                  42,900        429      49,571                                   50,000
Stock Split 6/14/99                                         777,166      7,772      (7,772)                                      --
Stock Split 8/17/99                                       1,806,236     18,062     (18,062)                                      --
Stock Split 12/31/99                    101,926   1,019   8,428,260     84,283     (85,302)                                      --
Net loss for 1999                                                                             (401,327)                    (401,327)
                                                                                             ---------                   ----------

BALANCE AT DECEMBER 31, 1999            152,889  $1,529  12,662,084  $ 126,621  $7,338,692   $(534,739)   $(4,722,353)   $2,092,498
                                        =======  ======  ==========  =========  ==========   =========    ===========    ==========


Accompanying notes are an integral part of the consolidated financial statements.

                              CORPORATE VISION, INC
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE
          DEVELOPMENT STAGE PERIOD JANUARY 1, 1998 TO DECEMBER 31, 1999


                                                                                 DEVELOPMENT
                                                  1999             1998          STAGE PERIOD
                                               -----------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash collections                               $   131,525      $        --      $   131,525
Interest received                                   24,158            1,170           25,328
Cash paid for goods and services                  (670,043)         (57,709)        (727,752)
Interest paid                                         (293)             (57)            (350)
                                               -----------      -----------      -----------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                           (514,653)         (56,596)        (571,249)
                                               -----------      -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in affiliates                         (299,262)              --         (299,262)
Purchases of equipment                             (24,244)          (2,056)         (26,300)

Cash advances to other entities                    (64,096)              --          (64,096)
Loans to other entities                            (15,000)        (311,122)        (326,122)
Principal reductions of note receivable             83,380               --           83,380
                                               -----------      -----------      -----------
NET CASH PROVIDED (USED)
BY INVESTING ACTIVITIES                           (319,222)        (313,178)        (632,400)
                                               -----------      -----------      -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock                         1,632,467           25,106        1,657,573
                                               -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                    798,592         (344,668)     $   453,924
                                                                                 ===========

CASH AT BEGINNING OF YEAR                              569          345,237
                                               -----------      -----------

CASH AT END OF YEAR                            $   799,163      $       569
                                               ===========      ===========

Accompanying notes are an integral part of the consolidated financial statements.

                              CORPORATE VISION, INC
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND FOR THE
          DEVELOPMENT STAGE PERIOD JANUARY 1, 1998 TO DECEMBER 31, 1999

                                                                              DEVELOPMENT
                                                  1999           1998        STAGE PERIOD
                                                ---------      ---------     ------------
RECONCILIATION OF NET LOSS TO NET
CASH USED BY OPERATING ACTIVITIES:

Net loss                                        $(401,327)     $(133,412)     $(534,739)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation                                        2,435          1,077          3,512
Provision for bad debt                                 --          3,326          3,326
Non-cash stock issues                             236,772         59,518        296,290
Share of Loss of Blue Crystal Mine                 45,029             --         45,029
non-cash consideration                           (300,000)                     (300,000)
Fixed assets exchanged for services                    --          3,022          3,022
(Increase) decrease in employee advances             (360)            --           (360)
(Increase) decrease in interest receivable         16,311        (31,421)       (15,110)
(Increase) decrease in deposits                    (3,000)            --         (3,000)
Increase (decrease) in accounts payable           (44,345)         7,183        (37,162)

Increase (decrease) in accrued liabilities        (66,167)        34,111        (32,056)
                                                ---------      ---------      ---------
Total adjustments                                (113,325)        76,816        (36,509)
                                                ---------      ---------      ---------
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                         $(514,653)     $ (56,596)     $(571,249)
                                                =========      =========      =========


SUPPLEMENTAL DISCLOSURES:

Noncash Investing and Financing Activities:
Common stock issued as investment
in affiliated companies                         $ 395,560      $      --


Accompanying notes are an integral part of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

             Corporate Vision, Inc. (referred to herein as "CVI" or "the Company") was incorporated in Oklahoma on November 20, 1990 as a video production company. In 1992, the Company began developing custom CD-ROM and CD-i products for corporate clients.

             In December 1994, the Company purchased 90% of the outstanding common stock of Trident Enterprises, Inc. (Trident), a publicly traded Nevada corporation. In May 1995, the shareholders of CVI and Trident approved a merger of the companies. As a result, the minority shareholders of Trident received 86,694 common shares of CVI in exchange for their ownership of Trident common stock. Subsequent to the merger and share exchange, Trident ceased to exist as a separate entity and CVI remained as the surviving corporation. In June 1995, CVI's common stock began trading on the OTC Bulletin Board under the symbol "CVIA."

             The Company continued to develop and produce custom CD-ROM, CD-i, on-line, and Internet products for the corporate and consumer markets until 1997, when the Company discontinued its primary operations and liquidated the majority of its assets.

             In 1998, the Company reentered the development stage after the remaining board members reactivated the Company and changed its primary business focus to providing investment and merchant banking services to privately held companies interested in making an initial public offering.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

             The consolidated financial statements include the accounts of Corporate Vision, Inc. and its wholly owned subsidiary, CVI Resources and its majority-owned subsidiary IPOSITE.com, both Delaware corporations. The Company established both subsidiaries in 1999 as vehicles for future business ventures. All material intercompany transactions and balances are eliminated in consolidation.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVESTMENTS

             Significant investments in affiliated companies, including partnerships, owned 50% or less by the Company are accounted for on the equity basis. Investments in other companies in which Corporate Vision owns less than a majority interest are stated at cost less applicable reserves. Investments that represent direct interests in the operations of other entities are reported as Corporate Vision's share of each account in the venture.

         METHOD OF ACCOUNTING

             The Company's financial statements for the year ended December 31, 1999 were prepared on the accrual basis of accounting in accordance with generally accepted accounting principals. Consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

         USE OF ESTIMATES

             The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH EQUIVALENTS

             The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

         DEPRECIATION

             Properties and equipment are recorded at cost. All material property and equipment additions are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

             The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards
         (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         EARNINGS PER SHARE

             The Company has adopted the provisions of SFAS No. 128, "Earnings per Share", which requires presentation on the face of the income statement of both basic and diluted earnings per common share. Basic earnings per common share is based on net income attributable to common shares less preferred stock dividend requirements divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes issuance of the net incremental shares from stock options and full conversion of all dilutive convertible securities at the later of the beginning of the year or the date of issuance. During a loss period, the assumed exercise of convertible securities shares has an antidilutive effect. Therefore, these securities would not be included in the calculation of weighted average shares in a loss period.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




NOTE 3 - INVESTMENTS

             The Company had the following investments in affiliated entities at December 31, 1999:

Affiliates accounted for at cost:
     ArchivalCD, Inc.                                                    $   300,000
     Great Mane Marketing Company                                             18,000
     Impressive Products, Inc.                                                55,560
     ROCO Petroleum, Inc. Venture                                            166,976
     CV Development, Inc.                                                    254,286
     Clickgarden.com, Inc.                                                   500,000
                                                                         -----------
                                                                           1,294,822

Affiliates accounted for using the equity method:
     Blue Crystal Mining, Ltd.                                                 4,971
                                                                         -----------
Total Investments                                                        $ 1,299,793
                                                                         ===========

             The Company owns a 45% net operating interest in the Blue Crystal Mining Limited Partnership ("Blue Crystal"), which controls a mining operation in the state of Utah. Summary, unaudited financial information for Blue Crystal Mining, Ltd. for the year ended December 31, 1999 is as follows:


                                     ASSETS

Property and equipment, net                                              $    49,031
                                                                         ===========

                          LIABILITIES AND PARTNERS' CAPITAL
Current liabilities                                                      $    29,096
Partners' capital                                                             19,935
                                                                         -----------
                                                                         $    49,031
                                                                         ===========

                                  INCOME STATEMENT
Revenues                                                                 $        --
Expenses                                                                     100,064
                                                                         -----------
Net Income (Loss)                                                        $  (100,064)
                                                                         ===========

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998





NOTE 3 - INVESTMENTS (CONTINUED)

             The Company uses the equity method only for those affiliates where the ability to exercise significant influence over the investee exists. At December 31, 1999, the Company had a 20% ownership interest in ArchivalCD, Inc. However, the president and majority shareholder of ArchivalCD controlled approximately 79% of the voting stock at that date, which negated the Company's ability to significantly influence ArchivalCD's financial or operating policies.


NOTE 4 - PROPERTY AND EQUIPMENT

             Property and equipment consists of the following at December 31, 1999:

                                          ESTIMATED
                                          USEFUL LIFE      1999         1998
                                          -----------   ----------  ----------
Computers and equipment                   5-7 years     $   19,288  $    5,387
Furniture                                   7 years         10,343          --
Accumulated depreciation                                    (3,679)     (1,244)
                                                        ----------  ----------
Property and equipment (net)                            $   25,952  $    4,143
                                                        ==========  ==========

             Depreciation expense for the year ended December 31, 1999 and 1998 was $2,435 and $1,077, respectively.


NOTE 5 - NOTE RECEIVABLE

             During 1997 and 1998, in anticipation of an acquisition that was never consummated, the Company made several cash advances to an unrelated company. On March 3, 1998, Corporate Vision accepted a promissory note for these funds in the amount of $461,122, which matures March 3, 2003 at 8% interest per annum. At December 31, 1999, the note had an outstanding principal balance of $377,742 and total accrued interest of $15,110. Current principal maturities on this note amount to $105,768 at December 31, 1999.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




NOTE 6 - CAPITAL STOCK

             At December 31, 1999, 50,000,000 shares of $0.01 par value common stock were authorized and 12,662,084 shares were issued and outstanding.

             At December 31, 1999, 1,000,000 shares of $0.01 par value preferred stock were authorized and 152,889 shares of Series A Non-cumulative Convertible Preferred Stock were issued and outstanding. Each outstanding share of the Company's Series A preferred stock will automatically convert into ten shares of the Company's common stock on September 1, 2003. If the Company fails to recognize at least $2,000,000 of pre-tax earnings, exclusive of extraordinary items and non-recurring items, for the twelve months ended June 30, 2002 or if the Company's common stock does not trade for a minimum of $10.00 per share for ten days between June 30, 2002 and August 15, 2003, then the Company will declare a one-fifth share dividend of Series A preferred stock for each preferred share held at the declaration date. The Company will declare a similar dividend if the Company's common stock does not trade above $10.00 per share for twenty consecutive days between July 15, 2003 and August 15, 2003 or if the company fails to have pre-tax earnings of $2,000,000, exclusive of extraordinary and non-recurring items.

             The Company recorded three splits of the Company's issued common stock during 1999: a two-for-one split on June 14, a two-for-one split on August 17, and a three-for-one split on December 31. In addition, the Company recorded a three-for-one-split of its issued Series A preferred stock on December 31, 1999.

             Effective November 11, 1999 the CVI decreased the authorized shares of common stock from 100,000,000 to 50,000,000 shares.

NOTE 7 - EARNINGS PER SHARE

             The computations of basic and dilutive loss per share from continuing operations were as follows:

                                                       1999             1998
                                                   -------------    -------------
Net income (loss) attributable to common shares    $    (401.327)   $    (133,412)
                                                   =============    =============

Weighted average common shares outstanding             9,720,106        4,446,783
                                                   =============    =============

Basic and dilutive income (loss)
     per common share                              $       (0.04)   $       (0.03)
                                                   =============    =============

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998





NOTE 7 - EARNINGS PER SHARE (CONTINUED)

             Weighted average common shares outstanding for the year ended December 31, 1998 have been adjusted for the three common stock splits that were recorded in 1999.

             The outstanding convertible preferred shares and the outstanding stock options were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

NOTE 8 - INCOME TAXES

             The Company has incurred net operating losses since inception and has a loss carryforward of approximately $5,300,000 at December 31, 1999, expiring in years beginning in 2006. As of December 31, 1999 and 1998, the Company had a net deferred tax asset of 2,125;938 and 1,941,946 respectively. A valuation allowance has been recognized to fully offset this asset due to the uncertainty of realizing the future benefit in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the allowance and will recognize the tax benefits of these assets only as assessment indicates that it is more likely than not that the benefits will be realized.

             Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 are as follows:

                                                        1999            1998
                                                    -----------     -----------
Deferred tax liability:
   Tax over book depreciation                       $       349     $       360
                                                    -----------     -----------

Deferred tax asset:
   Net operating loss carryforward                    2,102,837       1,942,306
   Valuation allowance                               (2,102,488)     (1,941,946)
                                                    -----------     -----------
Total deferred tax asset                                    349             360
                                                    -----------     -----------
Net deferred tax asset                              $        --     $        --
                                                    ===========     ===========

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




NOTE 8 - INCOME TAXES (CONTINUED)

             Deferred taxes reflect a combined federal and state tax rate of approximately 40%. A reconciliation between the amount of federal and state income taxes, based on a forty percent (40%) tax rate, and the effective amount of income taxes charged to operations is as follows:

                                                          1999          1998
                                                       ----------    ----------
Statutory federal income taxes (refund)                $ (160,531)   $  (53,365)
Tax over book depreciation                                    349           360
Valuation allowance                                       160,182        53,005
                                                       ----------    ----------

Effective income taxes                                 $       --    $       --
                                                       ==========    ==========


NOTE 9 - COMMITMENTS AND CONTINGENCIES

         LEGAL PROCEEDINGS

             The Company has filed a legal claim against its former officers, directors, consultants, and related entities alleging negligence and breach of fiduciary duty by the defendants. The individual defendants have filed counterclaims seeking past salary and expense reimbursement and further alleging defamation of character by Corporate Vision. Both Corporate Vision and the defendants are seeking damages in excess of $1 million. In the opinion of management, the outcome of this matter will not have a material effect on the financial position of the Company.

             The Company has filed a legal claim seeking recovery of certain stock and funds advanced to an unrelated company. As the defendant has used the stock as collateral for a loan, management believes that it may cost the Company as much as $30,000 to recover the stock. Accordingly a valuation allowance of $30,000 has been applied to the carrying value of CVI's investment in the defendant company.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         LEASE

             The Company leases its operating facility under a non-cancellable lease which expires June 30, 2002. The Company's future minimum obligation under the lease is as follows:



                   YEAR ENDED
                  DECEMBER 31,
                  -------------
                      2000       $44,315
                      2001        46,531
                      2002        23,833
                                 -------

                                 $20,252
                                 =======

             Total rent expense for 1999 was $23,112

         STOCK PURCHASE AGREEMENT

             On December 7, 1999, the Company entered into an agreement with an internet company, whereby CVI is to purchase 900,000 shares of the internet company's common stock at a price of $1,000,000, payable in $600,000 cash and the balance in CVI stock. At December 31, 1999, the CVI had received 500,000 shares of the stock. The Company paid $150,000 in December 1999 and accrued liability in the amount of $350,000 has been recorded for the remaining balance owed for those shares at December 31, 1999.

NOTE 10 - RELATED PARTY TRANSACTIONS

             The Company subleases a portion of its operating facilities on a month-to-month basis to four entities owned by officers or other shareholders of the Company. Total rental income from related parties for 1999 was $11,884.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




NOTE 11 - RECLASSIFICATIONS OF FINANCIAL STATEMENT PRESENTATION

             Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NOTE 12 - STOCK-BASED COMPENSATION PLANS

             Under the Company's 1995 Incentive Stock Option Plan ("the Plan") approved by shareholders, options may be granted to key employees to provide motivation to enhance the Company's success and increase shareholder value. The Company has reserved 200,000 shares of common stock for this plan. The terms of exercise, expiration dates, and exercise price are determined by the board of directors. However, the exercise price may be no less than the market value of the Company's common stock on the grant date and no option may be exercised prior to expiration of ninety days from the date of grant. No option may extend longer than five years from the date of grant.

             On December 23, 1998 the board of directors granted a total of 195,000 options to the officers of the Company at an exercise price of $0.25 per share. The options have a vesting period from December 31, 1998 through June 30, 2000 and expire on June 30, 2000. None of the options had been exercised as of December 31, 1999.

             Information with respect to all stock options is summarized below:

                                                                                  WEIGHTED-
                                                                                   AVERAGE
                                                                     SHARES     EXERCISE PRICE
                                                                 -------------  --------------
Outstanding at December 31, 1997                                            --           $ - -
Granted 1998                                                           195,000            0.25
                                                                 -------------   -------------
Outstanding at December 31, 1998                                       195,000            0.25
Granted 1999                                                                --              --
                                                                 -------------   -------------
Outstanding at December 31, 1999                                            --              --
                                                                 =============   =============

Options exercisable, December 31, 1998                                      --              --
Options exercisable, December 31, 1999                                 195,000   $         .25

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998





NOTE 12 - STOCK-BASED COMPENSATION PLANS (CONTINUED)

             The Company applies the provisions of APB Opinion 25 in accounting for stock-based compensation. If compensation expense had been recorded using the accounting method recommended by SFAS 123, net income for 1999 would have been reduced by $266,500. Fair value is determined by using a modified Black-Scholes model.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Vision, Inc.


By:/s/ KEITH ANDERSON                        Date: 4/14/00
   -------------------------------------     -----------------------------------
   PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION
-----------              -----------

   27                    Financial Data Schedule