Form 10QSB
period 2000-03-31
CORPORATE VISION INC /OK
filed 2000-05-16
CIK 868074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _______________


                         COMMISSION FILE NUMBER 0-18824

                             CORPORATE VISION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                     OKLAHOMA                                73-1579755
          (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)               Identification No.)


                              6130 S. MEMORIAL DR.
                                TULSA, OK 74133
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (918) 307-2243
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

As of March 31, 2000, there were 13,421,068 shares outstanding of the registrant's common stock, $0.001 par value.


================================================================================

                             CORPORATE VISION, INC.

                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                 MARCH 31,   DECEMBER 31,
                                                   2000          1999
                                                ----------   ----------
                                                (Unaudited)
CURRENT ASSETS
   Cash                                         $  404,282   $  799,163
   Receivable from related parties (Note 3)         63,807          360
   Advances to affiliates                           57,898       64,096
   Note receivable                                 105,768      105,768
   Note receivable from affiliate                   15,000       15,000
   Accrued interest receivable                      29,053       15,110
                                                ----------   ----------
     TOTAL CURRENT ASSETS                          675,808      999,496
                                                ----------   ----------


INVESTMENTS, NET (NOTE 2)                        1,615,130    1,269,793
                                                ----------   ----------


PROPERTY AND EQUIPMENT, NET                         34,370       25,952
                                                ----------   ----------


NOTE RECEIVABLE                                    271,974      271,974
                                                ----------   ----------


OTHER ASSETS                                         4,783        3,000
                                                ----------   ----------

          TOTAL ASSETS                          $2,602,065   $2,570,215
                                                ==========   ==========


Accompanying notes are an integral part
   of the consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   MARCH 31,             DECEMBER 31,
                                                                                     2000                    1999
                                                                                 ---------------       ---------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                      $        26,443               410,467
                                                                                 ---------------       ---------------
SHAREHOLDERS' EQUITY
   Series A non-cumulative convertible preferred stock, $0.01 par value;
      1,000,000 shares authorized; 152,889 shares issued and outstanding at
      March 31, 2000 and December 31, 1999                                                 1,529                 1,529
   Common stock, $0.01 par value, 50,000,000 shares
      authorized; 13,421,068 and 12,662,084 shares
      issued and outstanding at March 31, 2000 and
      December 31, 1999,respectively                                                     134,211               126,621
   Additional paid-in capital                                                          8,204,931             7,338,692
   Treasury stock, 35,019 and -0- shares at March 31, 2000
      and December 31, 1999, respectively                                                (50,428)                   --
   Subscriptions receivable                                                             (125,000)              (50,000)
   Retained earnings (deficit)                                                        (4,722,355)           (4,722,355)
   Deficit accumulated during the development stage                                     (867,267)             (534,739)
                                                                                 ---------------       ---------------

TOTAL STOCKHOLDERS' EQUITY                                                             2,575,622             2,159,748
                                                                                 ---------------       ---------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                          $     2,602,065       $     2,570,215
                                                                                 ===============       ===============




Accompanying notes are an integral part
   of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                         CONSOLIDATED INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
       FOR THE DEVELOPMENT STAGE PERIOD JANUARY 1, 1998 TO MARCH 31, 2000
                                  (Unaudited)


                                                                                    DEVELOPMENT
                                                  2000               1999           STAGE PERIOD
                                              ------------       ------------       ------------
OPERATING REVENUE                             $      7,211       $         --       $    427,486

 GENERAL AND ADMINISTRATIVE
        EXPENSES                                   341,051             18,652          1,302,375
                                              ------------       ------------       ------------
 OTHER INCOME (EXPENSES)
    Interest income                                 13,943                 --             54,381
    Interest expense                                  (761)                --             (1,111)
    Share of loss of Blue Crystal Mining           (11,870)                --            (45,649)
                                              ------------       ------------       ------------

 NET LOSS                                     $   (332,528)      $    (18,652)      $   (867,267)
                                              ============       ============       ============

 WEIGHTED AVERAGE SHARES
       OUTSTANDING                              13,015,834          6,211,944          7,432,535

 NET LOSS PER SHARE                           $      (0.03)      $      (0.01)      $       (.12)
                                              ============       ============       ============



Interim results are not indicative of the
   results expected for a full year.
Accompanying notes are an integral part
   of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
       FOR THE DEVELOPMENT STAGE PERIOD JANUARY 1, 1998 TO MARCH 31, 2000
                                   (Unaudited)

                                                                                         DEVELOPMENT
                                                       2000                1999          STAGE PERIOD
                                                   ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $   (332,528)      $    (18,652)      $   (867,267)
Adjustments to reconcile net loss to net
Cash used by operating activities:
   Depreciation                                           2,003                 --              5,515
   Provision for bad debt                                    --                 --              3,326
   Non-cash stock issues                                 86,587                 --            382,877
   Services provided for
            non-cash consideration                           --                 --           (300,000)
   Fixed assets exchanged for services                       --                 --              3,022
   (Increase) decrease in receivables
          from affiliated companies                        (701)                --               (701)
   (Increase) decrease in related
        party receivables                               (63,447)                --            (63,807)
   (Increase) decrease in accrued interest              (13,943)                --            (29,053)
   Share of loss of Blue Crystal Mine                    11,870                 --             56,899
   (Increase) decrease in other assets                   (1,783)                --             (4,783)
   Increase (decrease) in current liabilities          (384,024)            18,477           (453,242)
                                                   ------------       ------------       ------------
NET CASH PROVIDED (USED)
       BY OPERATING ACTIVITIES                         (695,966)              (175)        (1,267,214)
                                                   ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in affiliates                           (100,365)                --           (399,627)
   Cash advances to other entities                           --                 --            (64,096)
   Loans to other entities                                   --                 --           (326,122)
   Principal reductions of notes receivable                  --                 --             83,380
Purchases of equipment                                  (10,421)                --            (36,721)
                                                   ------------       ------------       ------------
NET CASH PROVIDED (USED)
       BY INVESTING ACTIVITIES                         (110,786)                --           (743,186)
                                                   ------------       ------------       ------------


Accompanying notes are an integral part
   of the consolidated financial statements.

                                                                                     DEVELOPMENT
                                                     2000               1999         STAGE PERIOD
                                                  -----------       -----------      -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES:
 Issuance of common stock                             462,299             3,184        2,119,872
 Purchase of treasury stock                           (50,428)               --          (50,428)
                                                  -----------       -----------      -----------
 NET CASH PROVIDED (USED)
        BY FINANCING ACTIVITIES                       411,871             3,184        2,069,444
                                                  -----------       -----------      -----------


 NET INCREASE (DECREASE) IN CASH                     (394,881)            3,009           59,043


 CASH AT BEGINNING OF PERIOD                          799,163               569          345,239
                                                  -----------       -----------      -----------
CASH AT END OF YEAR                               $   404,282       $     3,578      $   404,282
                                                  ===========       ===========      ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                            $       761
 Noncash Investing and Financing Activities:

    Common stock issued as investment
       in affiliated companies                    $   199,944


Accompanying notes are an integral part
 of the consolidated financial statements

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000




NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

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

                           The accompanying unaudited consolidated financial
                 statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown and include the accounts and results of the Company's wholly-owned subsidiary, CVI Resources and its majority-owned subsidiary IPOSITE.com, both Delaware corporations. The Company established both subsidiaries in 1999 as vehicles for future business ventures. All material intercompany transactions and balances have been eliminated in consolidation. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year of for any future period.

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION (CONTINUED)

                           These financial statements should be read in
                  conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's discontinuance of historical operations and new strategic direction, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent on its ability to continue to raise sufficient operating capital.


NOTE 2 - INVESTMENTS

                           The Company had the following investments in
                  affiliated entities at March 31, 2000:



                     Affiliates accounted for at cost:
                          ArchivalCD, Inc.                                               $     300,000
                          Great Mane Marketing Company                                          18,000
                          Impressive Products, Inc.                                             25,925
                          ROCO Petroleum, Inc. Venture                                         166,976
                          CV Development, Inc.                                                 304,286
                          Clickgarden.com, Inc.                                                600,000
                          T. L.  Phipps, Inc.                                                   75,281
                          E-Coins Trust                                                         60,563
                          E-Commerce West                                                       64,100
                                                                                         -------------
                                                                                             1,615,130

                     Affiliates accounted for using the equity method:
                          Blue Crystal Mining, Ltd., net                                            --

                                                                                         -------------
                     Total Investments                                                   $   1,615,130
                                                                                         =============

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS (CONTINUED)

                           The Company owns a 45% net operating interest in the
                  Blue Crystal Mining Limited Partnership ("Blue Crystal"), which controls a mining operation in the state of Utah. The Company accounts for this investment under the equity method. Accordingly, the Company's initial investment of $50,000 plus cash advances of $64,797 made to Blue Crystal is reduced by its percentage share of Blue Crystal's net operating loss. At March 31, 2000, the Company's initial investment in Blue Crystal had effectively been reduced to zero and the carrying amount of the Company's cash advances had been reduced to $57,898.


NOTE 3 - RELATED PARTY TRANSACTIONS

                           During the three months ended March 31, 2000, the
                  Company made cash advances to its officers totaling $51,382. These advances had not been repaid at March 31, 2000.

                           During the period ended March 31, 2000, the Company
                  made an unsecured loan to a shareholder totaling $20,000, which matures August 20, 2000, with interest at 10%. The outstanding principal balance at March 31, 2000 was $12,425.

                           On February 7, 2000, the Company purchased 35,019
                  shares of stock from its Chief Executive Officer. The treasury stock was purchased for $50,428 and is carried at cost.

NOTE 4 - EARNINGS PER SHARE

                           The computations of basic and dilutive loss per share
                  from continuing operations for the three months ended March 31, 2000 and 1999 were as follows:


                                                                          2000               1999
                                                                      ------------       ------------
                  Net income (loss) attributable to
                      Common shares                                   $   (332,528)      $    (18,652)
                                                                      ============       ============

                  Weighted average common
                      Shares outstanding                                13,015,834          6,211,944
                                                                      ============       ============

                  Basic and dilutive income (loss)
                      per common share                                $      (0.03)      $      (0.01)
                                                                      ============       ============

                           Weighted average common shares outstanding for the
                  period ended March 31, 1999 have been adjusted for the three common stock splits that were recorded in 1999.

                           The Company's outstanding convertible preferred
                  shares and common stock options were not included in the computation of weighted average shares outstanding because the effect of their inclusion would be antidilutive.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

                  LEASE
                           The Company leases its operating facility under a
                  non-cancellable lease which expires June 30, 2002. The Company's future minimum obligation under the lease is as follows:


                              YEAR ENDED
                             DECEMBER 31,
                             ------------
                                 2000                            $    44,315
                                 2001                                 46,531
                                 2002                                 23,833
                                                                 -----------

                                                                 $    20,252
                                                                 ===========


                  STOCK PURCHASE AGREEMENT

                           On December 7, 1999, the Company entered into an
                 agreement with an internet company, whereby CVI is to purchase 900,000 shares of the internet company's common stock at a price of $1,000,000, payable in cash. As of March 31, 2000, the Company had paid $600,000 in cash and had received 500,000 shares of the internet company's stock.

NOTE 6 -          SUBSEQUENT EVENTS

                           In April, the Company's Chief Financial Officer and
                  Chief Operating Officer submitted their resignations to the board of directors. The total amount of severance for the officers had not been determined as of the filing date, however the Company had purchased a total of 130,000 shares of CVI stock from these officers at $1.00 per share as of the date of this filing

THE COMPANY

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

RISKS ASSOCIATED WITH MANAGING GROWTH

The Company's anticipated level of growth, should it occur, will challenge the Company's management and its sales and marketing, customer support, and finance and administrative operations. The Company's future performance will depend in part on its ability to manage any such growth, should it occur, and to adapt its operational and financial control systems to respond to changes resulting from any such growth. There can be no assurance that the Company will be able to successfully manage any future growth or to adapt its systems to manage such growth, if any, and its failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Result of operations ended December 31, 1999, and March 31, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, notes thereto, and the independent auditors' report included elsewhere in the Prospectus.

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

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of March, 31, 2000, the Company had generated net operating loss carry forwards for financial reporting purposes in excess of $5 million, and this amount may be available to reduce future federal income taxes. These carry forwards will begin to expire in 2010.

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

RESULTS OF OPERATIONS

The company did not meet fourth quarter revenue projections due to a series of factors, including inclement weather trends, production delays of specialized equipment and labor shortages. These delays caused revenue projections to be re-evaluated and the projections have been delayed to the second fiscal quarter.

CVI Resources, a wholly owned subsidiary of CVIR has begun initial production, on a limited basis, in both its gold mine and oil field holdings. Due to the complexities and cost over runs of bringing the Hodges X-1 well online, the company opted to reduce it's exposure and risk factor in its ownership position in the Hodges oil well from 30% to 13% in return for $ 60,000 dollars of negotiable securities which represented 80% of CVIR resources initial investment in the project. This transaction significantly reduced both additional cost and risk exposure to the company.

CVIA and clickgarden.com, an internet browser company, signed an agreement whereas CVIA agreed to purchase 900,000 shares of clickgarden.com stock, at a price of one million dollars. CVIA also has an option to purchase an additional 1,666,667 shares of clickgarden.com stock at the purchase price of $2.5 million. It was anticipated that the browser would be available on a limited basis in April 2000 but the limited release has been postponed for approximately 60 days. An Initial Public Offering may be initiated in the fall of 2000.

In the first fiscal quarter the Company acquired the following internet sites, Ireplymail.com Seek-N-Search.com and megacdstore.com from a third party venture capital group, the total costs of these purchases were $8,833. Ireplymail.com a free email internet site is being made ready for compatibility of the Clickgarden.Com software. Currently Corporate Vision is renegotiating revenue production with various vendors, brokers and service providers.

In April 2000 the Company formed a strategic alliance with E-commerce West (OTCBB:ECEE) in both a stock and services exchange equating to $100,000 dollars. Corporate Vision issued 64,100 free trading common shares to E-commerce West and in return Corporate Vision received 100,000 common shares of ECEE. Of the 100,000 shares, 30,000 thousand shares are unrestricted free trading shares and 70,000 shares are 144 restricted shares for the duration of the fiscal year.

The company invested $60,562.50 seed capital in E-cointrust.com during the first fiscal quarter. A Portland, Oregon based company, E-cointrust.com deals in the wholesale trading of investor grade bullion and rare coinage. To date, E-cointrust.com has conducted extensive mail order services and has planned to expand to internet bullion and coinage brokering. E-cointrust.com is currently dealing exclusively with the United States Mint located in San Francisco CA. with the exception of a select group of wholesale bullion and coinage brokerages. E-cointrust.com is a joint venture between Corporate Vision, Country Coins and private entities.

In April 2000 the Company invested $50,000 in free trading CVIA shares for equal value of Cyber Citi Inc. common shares. This investment represented seed funding for Cyber Citi Inc.'s NerdCard.com project. NerdCard is a crossover traditional commerce and e-commerce membership discount card. In addition to the capital investment, the Company is in negotiations with Cyber Cities Inc. for certain rights to NerdCard. or NerdCard usage with the Company's internet sites. Cyber Cities currently has a base of 250 traditional and e-commerce shops and sites including many nationally recognized Fortune 100 to Fortune 1000 companies.

ArchivalCD Inc. The Company has made additional expenditures of $53,000 in Initial Public Offering preparations of ArchivalCD Inc. The Company expects that ArchivalCD Inc. will begin public trading in the Company's second fiscal quarter. The Company currently owns 2,993,121 or approximately 20% ownership of ArchivalCD Inc. before the offering.

In the third fiscal quarter of 1999 and the first fiscal quarter the Company has invested a total of $300,000 into minority (12%) owned CVI Development, a Manchester NH based Housing and Commercial land development company. During the first fiscal quarter, CVI Development acquired $350,000 in developmental real estate and is currently actively negotiating further real estate, construction and managerial acquisitions.

Although the Company has made no additional investments in T.L. Phipps and Company, currently Corporate Vision owns 25% of this film and multimedia production firm. T.L. Phipps has not reported their annual revenues as of the end of Corporate Vision's fiscal quarter. Management does not expect T.L. Phipps to report a profit.

The company has made no additional expenditures into Great Mane, Inc. Corporate Vision currently owns approximately 5% of Great Mane. Great Mane is a bio medical company currently seeking United States Federal Drug Administration approval on its product.

The Company has retained The Stock Advisor during the first Quarter. The Company pre-paid the Stock Advisor $50,000 in cash and negotiable securities for the upcoming year of investor relations services.

At the beginning of the second fiscal quarter the Company opened a cash stock account with A.G. Edwards and Sons. This account contains approximately $40,000 in negotiable third party securities.

At the beginning of the second fiscal quarter the company elected to convert a note owed to it buy Saratoga Holdings Inc. (OTCBB: SHCC) for the total amount of $135,000. The payment of this note may be made to the Company either in cash or free trading Saratoga securities.

During the first and second fiscal quarter the Company deposited 430,000 shares previously assigned to clickgarden into The Corporate Vision Repurchase Trust administered by our transfer agent, Transfer Online.

Raymond Hall resigned as Chairman and COO effective April 31,2000. Dale Ogden resigned as Director and CFO effective April 31, 2000. The Company has the option to re-purchase up to 200,000 shares each from Hall and Ogden. The Company has purchased 100,000 shares from Ogden and 30,000 shares from Hall at $1.00 per share. Any other terms or conditions of the resignation are undetermined at this time.

DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company and their ages are as follows:


Name                Age           Position


Keith A. Anderson    38           President/Chief Executive Officer and Director

Craig L. Treiber     53           Secretary of the Board of Directors

Joe Seibert          66           Acting Chairman of the Board of Directors

William Hale         67           Assistant Secretary of the Board of Directors

There are currently three open board positions to be filled at the next Annual Meeting of the Corporation.

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

COMMON STOCK

As of March 31, 2000 there were approximately 113,421,068 shares of Common stock outstanding held by 659 shareholders of record. The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Subject to preferences that may be applicable to any outstanding Preferred stock, if any, the holders of Common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion out of funds legally available. See "Dividend Policy." In the event of a liquidation, dissolution or winding up of the Company, the holders of share ratably in all assets remaining after payment of liabilities, subject to prior rights of Preferred Stock, if any, then outstanding. The Common Stock has no preemptive or other subscription rights and there are no conversions rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and non-assessable.

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

TRANSFER AGENT AND REGISTRAR

The Transfer Agent and Registrar for the Common and Preferred Stock is Transfer Online.Com, Inc. 227 SW Pine Street, Suite 300 Portland OR 97204.

EXPERTS

The financial statements of Corporate Vision Inc. are as of March 31, 2000 and have been audited by Cross and Robinson Certified Public Accountants, independent auditors, as set forth in their report thereon appearing elsewhere herein and are included in reliance upon such report given the authority of the Board of Directors.

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

The Company is currently organizing the annual shareholders meeting, though no date has yet been set.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Vision, Inc.
DATE: May 16, 2000


             Signature                                 Title
             ---------                                 -----

                                                       Chief Executive Officer
             /s/ Keith A. Anderson
             -------------------------------
             Keith A. Anderson

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
--------       -----------
  27           Financial Data Schedule