Form 10-Q
period 2000-06-30
CORPORATE VISION INC /OK
filed 2000-08-21
CIK 868074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of June 30, 2000, there were 13,483,557 shares outstanding of the registrant's common stock, $0.001 par value.


================================================================================

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

Corporate Vision Inc. was incorporated in 1990, domiciled in Oklahoma. The executive offices of the company are located at 6130 S. Memorial Drive, Tulsa OK 74133. The Company phone number is 918-307-2243.

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

MARKET FOR COMMON STOCK

The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Security Dealers, Inc. ("NASDAQ"), and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of The Company's Common Stock has been large, reflecting limited trading in the stock. The trading price for the Common Stock has fluctuated widely in the recent past, ranging from a high bid of $4.50 and a low bid of $0.125 per share in the past fiscal year. The Common Stock is traded on the Bulletin Board under the symbol "CVIA." The above prices represent inter-dealer quotations without retail mark-up/mark-down or commission, and may not necessarily represent actual transactions. At June 30, 2000, the company had approximately 662 shareholders of record for its common stock. The Preferred Shares have never been offered to the public therefore have never been publicly traded.

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

Result of operations ended December 31, 1999, and March 31, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, notes thereto, and the independent auditors' report included in the December 31, 1999 Form 10-K.

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

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of June 30, 2000, the Company had generated net operating loss carry forwards for financial reporting purposes in excess of $ 5 million, and this amount may be available to reduce future federal income taxes. These carry forwards will begin to expire in 2010.

GROWTH STRATEGY

The Company's strategy is to focus principally on (i) expanding the range of ancillary and other diversified services and manufacturing companies, (ii) providing these companies access to equity capital by preparing these companies for public offerings, (iii) retaining minority stock ownership in these companies after the public stock offerings, (iii) continued guidance and corporate assistance and support for these companies.

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

RESULTS OF OPERATIONS

The company did not meet second quarter revenue projections due to a series of factors, including production delayed and turnover of key positions within the Company. These delays caused revenue projections to be re-evaluated and the projections have been delayed to the third fiscal quarter.

On August 18, 2000 the board of directors approved an Agreement of Merger with Venture Planning Inc., a privately held Oklahoma Corporation. The consummation of the merger is subject to the fulfillment of a number of conditions set forth in the Agreement of Merger. The new company will retain the Corporate Vision, Inc. name and stock symbol. Among other benefits this merger, if consummated, will bring the following assets to Corporate Vision, Inc. - Approximately 2000 miles of intra-state Oklahoma natural gas pipeline and New England based agri-farming, residential and commercial real-estate developments and natural resource reserves. Corporate Vision, Inc. will seek shareholder approval of the merger via proxy vote on or before October 1, 2000. Although no definitive agreement has been reached, Keith Anderson will remain as CEO and President of the new company

CVIA Resources, a wholly owned subsidiary of CVIA has begun initial production, on a limited basis, in both its mineral and gemstone mine and oil field holdings. Due to the complexities and cost over runs of bringing the Hodges X-1 well online, the company opted to reduce it's exposure and risk factor in its ownership position in the Hodges oil well from 30% to 13% in return for $ 60,000 dollars of negotiable securities which represented 80% of CVIR resources initial investment in the project. This transaction significantly reduced both additional cost and risk exposure to the company. The Hodges

X-1 well is currently producing approximately 10 barrels of oil per day until a decision is made to "pull up" to pay zone number four.

In June 2000, CVIA made a separate investment of $30,000 to purchase a supply of semi-precious gems produced by the Blue Crystal Mine. These stones are not covered by the original agreement with the landowner and have been purchased separately for resale at the retail and wholesale level.

Clickgarden.com, a software producer specializing in Internet productivity solutions, is a company of which CVIA currently owns approximately 5%, or 740,000 shares. CVIA had the option to purchase additional shares of Clickgarden.com but did not exercise this option due to limited resources and a desire not to invest too heavily in one single entity. Clickgarden.com has been actively building its management team and recently announced the addition of two seasoned veterans to its staff. Gary Luick has joined Clickgarden.com as President and Mehran Hamidi is the Vice President of e-Commerce. William Sherman remains Chairman and CTO. Clickgarden.com is currently establishing appointments for a "Press Tour" during which influential reviewers, editorialists and columnists will be given an opportunity to see and use the Clickgarden.com products in advance of general distribution. It is anticipated that the reviews will commence after August 21, 2000. Once reviewed, the product will be assigned a rating level of 1 to 5 stars. Clickgarden.com and CVIA management are anticipating a favorable review and rating. Additional information about Clickgarden.com may be found on the companies website, www.clickgarden.com.

In the first fiscal quarter the Company acquired the following internet sites, Ireplymail.com Seek-N-Search.com and megacdstore.com from a third party venture capital group, the estimated costs of these purchases were $8,833. Currently Corporate Vision is renegotiating revenue production with various vendors, brokers and service providers.

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

In April 2000 the Company invested $50,000 in free trading CVIA shares for equal value of Cyber Citi Inc. common shares. This investment represented seed funding for Cyber Citi Inc.'s NerdCard.com project. NerdCard is a crossover traditional commerce and e-commerce membership discount card. In addition to the capital investment, the Company is in negotiations with Cyber Cities Inc. for certain rights to NerdCard. or NerdCard usage with the Company's internet sites. Cyber Cities currently has a base of 250 traditional and e-commerce shops and sites including many nationally recognized Fortune 100 to Fortune 1000 companies. An additional investment of $35,400 was made in June of 2000.

ArchivalCD Inc. The Company has made additional expenditures of $21,000 in Initial Public Offering preparations of ArchivalCD Inc. This additional expenditure brings the total additional expenditure for 2000 to approximately $74,000. The Company expects that ArchivalCD Inc. will begin public trading in the Company's third fiscal quarter. The Company currently owns 2,993,121 or approximately 20% ownership of ArchivalCD Inc. before the offering.

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

At the beginning of the second fiscal quarter the company elected to convert a note owed to it buy Saratoga Holdings Inc. (OTCBB: SHCC) for the total amount of $135,987. The payment of this note may be made to the Company either in cash or free trading Saratoga securities. The note was paid to the Company in free trading Saratoga securities during the second quarter and approximately half of the securities have been liquidated as of this filing.

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

The following changes in management and directors took place during the second quarter: Craig Treiber relinquished his duties as President of CVI resources but remains Corporate Secretary and Board member for CVIA, Joseph Seibert resigned as Acting Chairman and Board member effective July 27, 2000 and Robert Hildinger was appointed by the Board to fill a vacant seat as July 2000.


DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company and their ages are as follows:

Name                 Age            Position

Keith A. Anderson    38             President/Chief Executive Officer and Director

Craig L. Treiber     53             Secretary of the Board of Directors

William Hale         67             Assistant Secretary of the Board of Directors

Robert Hildinger     41             Board Member


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

COMMON STOCK

As of June 30, 2000 there were approximately 13,483,557 shares of Common stock outstanding held by 662 shareholders of record. The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Subject to preferences that may be applicable to any outstanding Preferred stock, if any, the holders of Common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion out of funds legally available. See "Dividend Policy." In the event of a liquidation, dissolution or winding up of the Company, the holders of share ratably in all assets remaining after payment of liabilities, subject to prior rights of Preferred Stock, if any, then outstanding. The Common Stock has no preemptive or other subscription rights and there are no conversions rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and non-assessable.

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

TRANSFER AGENT AND REGISTRAR

The Transfer Agent and Registrar for the Common and Preferred Stock is Transfer Online.Com, Inc. 227 SW Pine Street, Suite 300 Portland OR 97204.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2000
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                               $      --
  Receivable from related parties (Note 3)                                12,962
  Advances to affiliates                                                  65,074
  Note receivable                                                        125,108
  Note receivable from affiliate                                          15,000
  Accrued interest receivable                                              4,979
                                                                     -----------
    TOTAL CURRENT ASSETS                                                 223,122
                                                                     -----------


INVESTMENTS, NET (NOTE 2)                                              2,073,300
                                                                     -----------


PROPERTY AND EQUIPMENT, NET                                               39,175
                                                                     -----------


NOTE RECEIVABLE                                                          146,866
                                                                     -----------


OTHER ASSETS                                                               3,000
                                                                     -----------


       TOTAL ASSETS                                                  $ 2,485,463
                                                                     ===========



Accompanying notes are an integral part
   of the consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Cash overdrafts                                                  $     5,998
    Accounts payable and accrued liabilities                              38,297
                                                                     -----------
TOTAL CURRENT LIABILITIES                                                 44,295
                                                                     -----------

SHAREHOLDERS' EQUITY
    Series A non-cumulative convertible preferred stock,
       $0.01 par value; 1,000,000 shares authorized;
       152,889 shares issued and outstanding                               1,529
    Common stock, $0.01 par value, 50,000,000 shares authorized
       13,483,557 shares issued and outstanding                          134,836
    Additional paid-in capital                                         8,537,161
    Treasury stock, 165,019 shares                                      (180,428)
    Subscriptions receivable                                             (86,874)
    Retained earnings (deficit)                                       (4,722,355)
    Deficit accumulated during the development stage                  (1,242,701)
                                                                     -----------

TOTAL STOCKHOLDERS' EQUITY                                             2,441,168
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 2,485,463
                                                                     ===========



Accompanying notes are an integral part
   of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                         CONSOLIDATED INCOME STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                  2000               1999
                                                  ----               ----

OPERATING REVENUE                             $     26,530       $      7,637


 GENERAL AND ADMINISTRATIVE
      EXPENSES                                     406,199            136,154
                                              ------------       ------------

     OPERATING LOSS                               (379,669)          (128,517)

OTHER INCOME (EXPENSES)
  Interest income                                    6,428                 --
  Interest expense                                  (2,193)                --
  Share of loss of Blue Crystal Mining                  --                 --
                                              ------------       ------------

NET LOSS                                      $   (375,434)      $   (128,517)
                                              ============       ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                  13,313,557          7,851,396

NET LOSS PER SHARE                            $      (0.03)      $      (0.02)
                                              ============       ============



Interim results are not indicative of the
   results expected for a full year.
Accompanying notes are an integral part
   of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                         CONSOLIDATED INCOME STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
        FOR THE DEVELOPMENT STAGE PERIOD JANUARY 1, 1998 TO JUNE 30, 2000
                                   (Unaudited)



                                                                                     DEVELOPMENT
                                                  2000               1999           STAGE PERIOD
                                                  ----               ----           ------------

OPERATING REVENUE                             $     33,741       $      7,637       $    454,016


 GENERAL AND ADMINISTRATIVE
        EXPENSES                                   770,990            154,806          1,708,574
                                              ------------       ------------       ------------

     OPERATING LOSS                               (737,249)          (147,169)        (1,254,558)

OTHER INCOME (EXPENSES)
  Interest income                                   20,370               --               60,808
  Interest expense                                  (2,954)              --               (3,304)
  Share of loss of Blue Crystal Mining             (11,870)              --              (45,649)
                                              ------------       ------------       ------------

         NET LOSS                             $   (707,962)      $   (147,169)      $ (1,242,702)
                                              ============       ============       ============

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                  13,133,013          6,896,298          8,045,283

NET LOSS PER SHARE                            $      (0.05)      $      (0.02)      $      (0.14)
                                              ============       ============       ============



Interim results are not indicative of the
   results expected for a full year.
Accompanying notes are an integral part
   of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
        FOR THE DEVELOPMENT STAGE PERIOD JANUARY 1, 1998 TO JUNE 30, 2000
                                   (Unaudited)



                                                                                         DEVELOPMENT
                                                        2000              1999          STAGE PERIOD
                                                        ----              ----          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $  (707,962)      $  (147,169)      $ (1,242,702)
 Adjustments to reconcile net loss to net
 Cash used by operating activities:
    Depreciation                                          4,005              --                7,517
    Provision for bad debt                                 --                --                3,326
    Non-cash stock issues                               197,168           132,090            493,458
    Services provided for
             non-cash consideration                        --                --             (300,000)
    Fixed assets exchanged for services                    --                --                3,022
    Increase in cash overdrafts                           5,998              --                5,998
    (Increase) decrease in related
         party receivables                              (12,602)             --              (12,962)
    (Increase) decrease in accrued interest              10,132              --               (4,978)
    Share of loss of Blue Crystal Mine                   11,870              --               56,899
    (Increase) decrease in other assets                  (1,783)             --               (4,783)
    Increase (decrease) in current liabilities         (372,170)         (136,716)          (441,388)
                                                    -----------       -----------       ------------
NET CASH PROVIDED (USED)
        BY OPERATING ACTIVITIES                        (865,344)         (151,795)        (1,436,592)
                                                    -----------       -----------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in affiliates                          (436,352)          (45,140)          (735,614)
    Cash advances to other entities                      (7,878)             --              (71,973)
    Loans to other entities                                --                --             (220,354)
    Principal reductions of notes receivable            105,768            42,364             83,380
    Purchases of equipment                              (17,228)           (8,886)           (43,528)
                                                    -----------       -----------       ------------
NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES                        (355,690)          (11,662)          (988,089)
                                                    -----------       -----------       ------------



Accompanying notes are an integral part
   of the consolidated financial statements.

                                                                                    DEVELOPMENT
                                                     2000              1999         STAGE PERIOD
                                                     ----              ----         ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock                           602,299           463,756        2,259,872
  Purchase of treasury stock                        (180,428)             --           (180,428)
                                                 -----------       -----------      -----------
 NET CASH PROVIDED (USED)
     BY FINANCING ACTIVITIES                         421,871           463,756        2,079,444
                                                 -----------       -----------      -----------


NET INCREASE (DECREASE) IN CASH                     (799,163)          300,299         (345,237)


CASH AT BEGINNING OF PERIOD                          799,163               569          345,237
                                                 -----------       -----------      -----------

CASH AT END OF PERIOD                            $      --         $   300,868      $      --
                                                 ===========       ===========      ===========


SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                           $     2,954       $      --        $     3,304
Noncash Investing and Financing Activities:
    Common stock issued as investment
       in affiliated companies                   $   370,344       $       800      $   715,904



Accompanying notes are an integral part
   of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000



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

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000



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


NOTE 2 -  INVESTMENTS

               The Company has made the following investments in affiliated companies, recorded at cost, during the six month period ended June 30, 2000:

               In February 2000, the Company issued 54,750 common shares valued at $75,281 to TL Phipps and Company, Inc.

               In March 2000, the Company issued 28,500 common shares valued at $60,562 to E-cointrust.com, Inc.

               In March 2000, the Company issued 64,100 common shares valued at $64,100 to E-Commerce West Corp.

               In April 2000, the Company issued 50,000 common shares valued at $50,000 and in June 2000, issued 60,000 common shares valued at $35,400 to Cyber Citi, Inc.

               In June 2000, the Company issued 70,000 shares valued at $30,000 to purchase a supply of semi-precious gems produced by the Blue Crystal Mine.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000



NOTE 2 -  INVESTMENTS (CONTINUED)

               In conjunction with the stock purchase agreement disclosed in
          Note 5, the Company has purchased an additional 240,000 shares of common stock of Clickgarden.com, Inc. for $300,000. At June 30, 2000, the Company held a total of 740,000 shares of Clickgarden.com stock and had paid a total of $800,000 for these shares.

               In April 2000, the Company received common stock valued at $135,987 from Saratoga International Holdings Corp. as payment against a promissory note held by the Company. The promissory note had a remaining principal balance of $271,974 at June 30, 2000.

               The Company owns a 45% net operating interest in the Blue Crystal Mining Limited Partnership ("Blue Crystal"), which controls a mining operation in the state of Utah. The Company accounts for this investment under the equity method. Accordingly, the Company's initial investment of $50,000 plus cash advances of $64,797 made to Blue Crystal is reduced by its percentage share of Blue Crystal's net operating loss. At June 30, 2000, the Company's initial investment in Blue Crystal had effectively been reduced to zero and the carrying amount of the Company's cash advances had been reduced to $57,898.


NOTE 3 -  RELATED PARTY TRANSACTIONS

               During the first fiscal quarter, the Company made cash advances to its officers and employees totaling $51,382. The balance due from officers and employees at June 30, 2000 was $537.

               During the period ended June 30, 2000, the Company made an unsecured loan to a shareholder totaling $20,000, which matures August 20, 2000, with interest at 10%. The outstanding principal balance at June 30, 2000 was $12,425.

               On February 7, 2000, the Company purchased 35,019 shares of stock from its Chief Executive Officer. The treasury stock was purchased for $50,428 and is carried at cost.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000



NOTE 4 -  EARNINGS PER SHARE

               The computations of basic and dilutive loss per share from continuing operations for the six months ended June 30, 2000 and 1999 were as follows:

                                                     2000               1999
                                                  ----------        -----------
          Net income (loss) attributable to
              Common shares                       $ (707,962)       $  (147,169)
                                                  ==========        ===========

          Weighted average common
              Shares outstanding                  13,133,013          6,896,298
                                                  ==========        ===========

          Basic and dilutive income (loss)
              per common share                    $    (0.05)       $     (0.02)
                                                  ==========        ===========

               Weighted average common shares outstanding for the period ended June 30, 1999 have been adjusted for the three common stock splits that were recorded in 1999.

               The Company's outstanding convertible preferred shares were not included in the computation of weighted average shares outstanding because the effect of their inclusion would be antidilutive.


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

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000



NOTE 5 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

               In the first fiscal quarter, the Company filed a legal claim seeking recovery of common stock and funds advanced to an unrelated company. As the defendant has used the stock as collateral for a loan, management believes that it may cost the Company as much as $30,000 to recover the stock. Accordingly a valuation allowance of $30,000 has been applied to the carrying value of CVI's investment in the defendant company. Legal proceedings commenced in August 2000, the outcome of which had not been determined at the date of the filing.

          LEASE

               The Company leases its operating facility under a non-cancellable lease which expires June 30, 2002. The Company's future minimum obligation under the lease is as follows:

                       YEAR ENDED
                      DECEMBER 31,

                          2000                             $ 44,315
                          2001                               46,531
                          2002                               23,833
                                                           --------

                                                           $ 20,252
                                                           ========

          STOCK PURCHASE AGREEMENT

               On December 7, 1999, the Company entered into an agreement with an internet company, whereby CVI is to purchase 900,000 shares of the internet company's common stock at a price of $1,000,000, payable in cash. As of June 30, 2000, the Company had paid $800,000 in cash and had received 740,000 shares of the internet company's stock.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000



NOTE 6 -  RESIGNATION OF OFFICERS

               In April, the Company's Chief Financial Officer and Chief Operating Officer submitted their resignations to the board of directors. The total amount of severance for the officers had not been determined as of the filing date, however the Company had purchased a total of 130,000 shares of CVI stock from these officers at $1.00 per share as of the date of this filing

NOTE 7    STOCK OPTIONS EXERCISED

               On June 30, 2000, 195,000 options granted to current and former officers of the Company on December 23, 1998 were exercised at a price of $0.25 per share. As a result the Company issued 195,000 shares of its common stock and recognized compensation expense in the amount of $66,300.

NOTE 8    SUBSEQUENT EVENTS

               On August 18, 2000, the board of directors approved an Agreement of Merger with Venture Planning, Inc., a privately held Oklahoma corporation. The consummation of the merger is subject to the fulfillment of a number of conditions set forth in the Agreement of Merger. The new company is to retain the Corporate Vision, Inc. name and stock symbol.

PART II -- OTHER INFORMATION

ADDITIONAL INFORMATION

Legal Actions


The Company has filed suit as a plaintiff against former management and associates of the former management for breach of fiduciary duties, mismanagement of Corporate funds, diversion of Corporate funds, which the Company believes lead to the eventual closure of the its operations in the summer of 1997.

The defendants have counter sued the company claiming slander, non-payment of salaries, non-payment of expenses and other items.

The company feels not only can it very easily defend itself against this counter suit, but will prevail in winning this legal actions it has chosen to enter into.

The Company filed a legal claim seeking recovery of common stock and funds advanced to Impressive Products, Inc. The stock was used by the defendant as collateral for a loan and management believes that it may cost the Company as much as $30,000 to recover the stock. Legal proceedings commenced in August 2000 and the final outcome has not been determined as of the date of this filing.

The Company is currently organizing the annual shareholders meeting, though no date has yet been set.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Vision, Inc.
DATE: August 21, 2000


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