Form 10-Q
period 2000-09-30
CORPORATE VISION INC /OK
filed 2000-11-20
CIK 868074

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of September 30, 2000, there were 14,139,120 shares outstanding of the registrant's common stock, $0.001 par value.


================================================================================

THE COMPANY

The Company is a developmental stage holding company and venture capital company. Its current and future assets consist primarily of investments in its subsidiaries, or purchasing assets in potential subsidiaries, and/or high yield income producing real estate properties. The Company focuses on smaller companies of less than $10,000,000 market value. Corporate Vision will direct our human and capital resources toward high value-added activities. Our growth strategy is based on leveraging our leadership positions to pursue growth opportunities in both existing and new markets whereas the company believes it can earn higher returns.

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

MARKET FOR COMMON STOCK

The Common Stock is currently quoted on the Bulletin Board maintained by the National Association of Security Dealers, Inc. ("NASDAQ"), and there is presently only a very limited market for the Common Stock. Historically the spread between the bid and asked price of The Company's Common Stock has been large, reflecting limited trading in the stock. The trading price for the Common Stock has fluctuated widely in the recent past, ranging from a high bid of $4.50 and a low bid of $0.125 per share in the past fiscal year. The Common Stock is traded on the Bulletin Board under the symbol "CVIA." The above prices represent inter-dealer quotations without retail mark-up/mark-down or commission, and may not necessarily represent actual transactions. At September 30, 2000, the company had approximately 779 shareholders of record for its common stock. The Preferred Shares have never been offered to the public therefore have never been publicly traded.

SELECTED FINANCIAL DATA

From June 1995 to August 1997 Corporate Vision, Inc. was the producer and manufacturer of CD Roms'. In August, 1997, The Company ceased all operations in this area. From August 1997 to August 1998 The Company had no operations and produced no revenue as it searched for mergers with successful private companies. No suitable companies were found and, in August 1998, new officers and a new Board of Directors was appointed changing Corporate Visions direction into the Venture Capital field.

Result of operations ended December 31, 1999, and September 30, 2000 are not necessarily indicative of results to be expected for the year ending December 31, 2000. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, notes thereto, and the independent auditors' report included in the December 31, 1999 Form 10-K.

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

The Company has incurred losses since inception and, therefore, has not been subject to federal income taxes. As of September 30, 2000, the Company had generated net operating loss carry forwards for financial reporting purposes in excess of $ 5 million, and this amount may be available to reduce future federal income taxes. These carry forwards will begin to expire in 2010.

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

The Company will continue to build an institution of top professional(s) executing a well-defined, profitable strategy. A large number of acquisition companies will be facing major growth, developmental and internal infrastructure needs in the next three years. We are offering them alternatives to fund their needs and growth, through these public offerings of their equity securities, to fund their essential projects.

RESULTS OF OPERATIONS

The company did not meet third quarter revenue projections due to a series of Factors, including production delays and turnover of key positions within the Company. These delays caused revenue projections to be re-evaluated and the projections have been delayed to the fourth fiscal quarter.

On August 18, 2000 the board of directors approved an Agreement of Merger with Venture Planning Inc., a privately held Oklahoma Corporation. The consummation of the merger is subject to the fulfillment of a number of conditions set forth in the Agreement of Merger. The new company will retain the Corporate Vision, Inc. name and stock symbol. This merger, if consummated, will bring the following assets to Corporate Vision, Inc. - approximately 2000 miles of intra-state Oklahoma natural gas pipeline and New England based agri-farming, residential and commercial real-estate developments and natural resource reserves. Corporate Vision, Inc. will seek shareholder approval of the merger via proxy vote once all pertinent details are finalized and due diligence has been completed. Although no definitive agreement has been reached, Keith Anderson has been asked to remain as CEO and President of the new company and no guarantees can be made. Due diligence is ongoing currently and additional information will be released when available.

CVIA Resources, a wholly owned subsidiary of CVIA had begun initial production, on a limited basis, in both its mineral and gemstone mine and oil field holdings. Due to reclamation, equipment and personnel problems mining operations have been temporarily suspended while the Company reviews the viability of alternate methods of production methods in its mining operations. Due to the complexities and cost over runs of bringing the Hodges X-1 well online, the company opted to reduce it's exposure and risk factor in its ownership position in the Hodges oil well from 30% to 13% in return for $60,000 dollars of negotiable securities which represented 80% of CVIR resources initial investment in the project. This transaction significantly reduced both additional cost and risk exposure to the company. The Hodges X-1 well is currently producing approximately 10 barrels of oil per day until a decision is made to "pull up" to pay zone number four. On September 27, 2000 the company accepted $20,000 in negotiable securities for its remaining ownership position in the Hodges X-1 well. This sale represents an overall profit of approximately $10,000 for the Company.

In June 2000, CVIA made a separate investment of $30,000 to purchase a supply of semi-precious gems produced by the Blue Crystal Mine. These stones are not covered by the original agreement with the landowner and have been purchased separately for resale at the retail and wholesale level.

CVIA currently owns 740,000 shares of Clickgarden, Inc. Clickgarden has introduced the release of a new class of desktop application software that puts users in greater control of the way they access and use electronic information. This application suite makes it easier to search, organize and secure electronic information in a way unlike that of other software applications. Clickgarden has dropped the ".com" from its name due to negative events taking place in the ".com" industry. Clickgarden is, in reality, a software company producer and should be properly identified as such. In addition, Clickgarden's marketing thrust will be aimed at business to business users since it was felt that this segment of the market presents the most opportunity with lower expenses. Accessing the business to business market will also requires less time. CVIA had the option to purchase additional shares of Clickgarden.com but did not exercise this option due to limited resources and a desire not to invest too heavily in one single entity. Clickgarden.com has been actively building its management team and recently announced the addition of two seasoned veterans to its staff. Gary Luick has joined Clickgarden.com as President and Mehran Hamidi is the Vice President of e-Commerce. William Sherman remains Chairman and CTO. Clickgarden recently displayed their software package at the November Comdex Trade Show, the annual extravaganza for new and innovative products. Additional information about Clickgarden may be found on the companies website, www.clickgarden.com.

In the first fiscal quarter the Company acquired the following internet sites, Ireplymail.com Seek-N-Search.com and megacdstore.com from a third party venture capital group, the estimated costs of these purchases were $8,833. These sites were purchased for future development.

In April 2000 the Company formed a strategic alliance with E-commerce West (OTCBB:ECEE) in both a stock and services exchange equating to $100,000 dollars. Corporate Vision issued 64,100 free trading common shares to E-commerce West and in return Corporate Vision received 100,000 common shares of ECEE. Of the 100,000 shares, 30,000 thousand shares are unrestricted free trading shares and 70,000 shares are 144 restricted shares for the duration of the fiscal year. The company issued and additional 100,000 shares in July of 2000 to fulfill the dollar investment amount agreed upon in the original terms of the agreement.

The company invested $60,562.50 seed capital in E-cointrust.com during the first fiscal quarter. A Portland, Oregon based company, E-cointrust.com deals in the wholesale trading of investor grade bullion and rare coinage. To date, E-cointrust.com has conducted mail order services and plans to expand to internet bullion and coinage brokering. E-cointrust.com is currently dealing with the United States Mint located in San Francisco CA.. E-cointrust.com is a joint venture between Corporate Vision, Country Coins and private entities.

In April 2000 the Company invested $50,000 in free trading CVIA shares for equal value of Cyber Citi Inc. common shares. This investment represented seed funding for Cyber Citi Inc.'s NerdCard.com project. NerdCard is a crossover traditional commerce and e-commerce membership discount card. In addition to the capital investment, the Company is in negotiations with Cyber Cities Inc. for certain rights to NerdCard. or NerdCard usage with the Company's internet sites. Cyber Cities currently has a base of 250 traditional and e-commerce shops and sites including many nationally recognized Fortune 100 to Fortune 1000 companies. An additional investment of $35,400 was made in June of 2000 in order fulfill the dollar investment amount agreed upon in the original terms of the agreement.

ArchivalCD Inc. The Company has made additional expenditures of $21,000 in Initial Public Offering preparations of ArchivalCD, Inc. This additional expenditure brings the total additional expenditure for 2000 to approximately $74,000. The Company expects that ArchivalCD, Inc. will begin public trading in the Company's fourth fiscal quarter. The Company currently owns 2,993,121 or approximately 20% ownership of ArchivalCD, Inc. before the offering.

In the third fiscal quarter of 1999 and the first fiscal quarter the Company has invested a total of $300,000 into minority (30% currently, fully diluted to no less than 12%) owned CVI Development, a Manchester NH based Housing and Commercial land development company. During the first fiscal quarter, CVI Development has acquired approximately $419,000 in developmental real estate and is currently actively negotiating further real estate, construction and managerial acquisitions.

Although the Company has made no additional investments in T.L. Phipps and Company, currently Corporate Vision owns 25% of this film and multimedia production firm. T.L. Phipps has not reported their annual revenues as of the end of Corporate Vision's fiscal quarter.

The company has made no additional expenditures into Great Mane, Inc. Corporate Vision currently owns approximately 13.5% of Great Mane. Great Mane is a bio medical company currently seeking United States Federal Drug Administration approval on its product.

The Company has retained The Stock Advisor during the first Quarter. The Company pre-paid the Stock Advisor $50,000 in cash and negotiable securities for the upcoming year of investor relations services.

At the beginning of the second fiscal quarter the Company opened a cash stock account with A.G. Edwards and Sons.

At the beginning of the second fiscal quarter the company elected to convert a note owed to it buy Saratoga Holdings Inc. (OTCBB: SHCC) for the total amount of $135,987. The payment of this note may be made to the Company either in cash or free trading Saratoga securities. The note was paid to the Company in free trading Saratoga securities during the second quarter and approximately half of the securities have been liquidated. As of November 2000, the company still holds 457,418 shares.

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

The following changes in management and directors took place during the second quarter: Craig Treiber relinquished his duties as President of CVI resources but remains Corporate Secretary and Board member for CVIA, Joseph Seibert resigned as Acting Chairman and Board member effective July 27, 2000 and Robert Hildinger was appointed by the Board to fill a vacant seat as of July 2000.





DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company and their ages are as follows:

Name                              Age           Position
Keith A. Anderson                 38            President, CEO, Director

Craig Treiber                     54            Secretary, Director

William R. Hale                   69            Treasurer, Asst Secretary
                                                Director

Robert Hildinger                  41            Director

There are currently three open board positions to be filled at the next Annual Meeting of the Company.

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

COMMON STOCK

As of September 30, 2000 there were approximately 14,139,120 shares of Common stock outstanding held by 779 shareholders of record. The holders of Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Subject to preferences that may be applicable to any outstanding Preferred stock, if any, the holders of Common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors in its discretion out of funds legally available. See "Dividend Policy." In the event of a liquidation, dissolution or winding up of the Company, the holders of share ratably in all assets remaining after payment of liabilities, subject to prior rights of Preferred Stock, if any, then outstanding. The Common Stock has no preemptive or other subscription rights and there are no conversions rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding shares of common stock are fully paid and non-assessable.

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

TRANSFER AGENT AND REGISTRAR

The Transfer Agent and Registrar for the Common and Preferred Stock is Transfer Online.Com, Inc. 227 SW Pine Street, Suite 300 Portland OR 97204.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)

                                    ASSETS

CURRENT ASSETS
    Cash                                          $    5,528
    Receivable from related parties (Note 3)          15,692
    Advances to affiliates                            71,474
    Note receivable                                  125,108
    Note receivable from affiliate                    15,000
    Accrued interest receivable                       11,252
                                                  ----------
      TOTAL CURRENT ASSETS                           244,054
                                                  ----------


INVESTMENTS, NET (NOTE 2)                          2,060,495
                                                  ----------


PROPERTY AND EQUIPMENT, NET                           37,173
                                                  ----------


NOTE RECEIVABLE                                      146,866
                                                  ----------


OTHER ASSETS                                           3,000
                                                  ----------



           TOTAL ASSETS                           $2,491,588
                                                  ==========




Accompanying notes are an integral part
  of the consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                                $    168,615
                                                                            ------------

SHAREHOLDERS' EQUITY
    Series A non-cumulative convertible preferred stock,
       $0.01 par value; 1,000,000 shares authorized;
       152,889 shares issued and outstanding.                                      1,529
    Common stock, $0.01 par value, 50,000,000 shares authorized
       14,193,739 shares issued and outstanding.                                 141,937
    Additional paid-in capital                                                 8,763,185
    Treasury stock, 165,019 shares.                                             (180,428)
    Subscriptions receivable                                                     (86,874)
    Retained earnings (deficit)                                               (4,722,355)
    Deficit accumulated during the development stage                          (1,594,022)
                                                                            ------------

TOTAL STOCKHOLDERS' EQUITY                                                     2,322,973
                                                                            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  2,491,588
                                                                            ============


Accompanying notes are an integral part
  of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                         CONSOLIDATED INCOME STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                         2000            1999
                                                     ------------    ------------
OPERATING REVENUE                                    $     10,522    $      7,637


 GENERAL AND ADMINISTRATIVE
        EXPENSES                                          368,118         136,154
                                                     ------------    ------------

     OPERATING LOSS                                      (357,595)       (128,517)

OTHER INCOME (EXPENSES)
    Interest income                                         6,275              --
                                                     ------------    ------------

NET LOSS                                             $   (351,320)   $   (128,517)
                                                     ============    ============

WEIGHTED AVERAGE SHARES
       OUTSTANDING                                     13,841,746      10,408,486

NET LOSS PER SHARE                                   $      (0.03)   $      (0.03)
                                                     ============    ============




Interim results are not indicative of the
   results expected for a full year.
Accompanying notes are an integral part
   of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                         CONSOLIDATED INCOME STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
     FOR THE DEVELOPMENT STAGE PERIOD JANUARY 1, 1998 TO SEPTEMBER 30, 2000
                                   (Unaudited)



                                                                           DEVELOPMENT
                                               2000            1999        STAGE PERIOD
                                           ------------    ------------    ------------
OPERATING REVENUE                          $     44,264    $     13,747    $    464,539


 GENERAL AND ADMINISTRATIVE
        EXPENSES                              1,139,108         502,741       2,076,692
                                           ------------    ------------    ------------

     OPERATING LOSS                          (1,094,844)       (488,994)     (1,612,153)

OTHER INCOME (EXPENSES)
    Interest income                              26,645              --          67,083
    Interest expense                             (2,954)             --          (3,304)
    Share of loss of Blue Crystal Mining        (11,870)             --         (45,649)
                                           ------------    ------------    ------------

         NET LOSS                          $ (1,059,282)   $   (488,994)   $ (1,594,022)
                                           ============    ============    ============

WEIGHTED AVERAGE SHARES
       OUTSTANDING                           13,369,257       8,067,027       8,590,484

NET LOSS PER SHARE                         $      (0.08)   $      (0.06)   $      (0.19)
                                           ============    ============    ============


Interim results are not indicative of the results expected for a full year.

Accompanying notes are an integral part
   of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
     FOR THE DEVELOPMENT STAGE PERIOD JANUARY 1, 1998 TO SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                               DEVELOPMENT
                                                    2000           1999        STAGE PERIOD
                                                 -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $(1,059,282)   $  (488,994)   $ (1,594,021)
 Adjustments to reconcile net loss to net
 Cash used by operating activities:
    Depreciation                                       6,008          1,826           9,520
    Provision for bad debt                                --             --           3,326
    Non-cash stock issues                            333,293        193,903         629,583
    Services provided for
             non-cash consideration                       --             --        (300,000)
    Fixed assets exchanged for services                   --             --           3,022
    (Increase) decrease in related
         party receivables                           (15,332)       (25,873)        (15,692)
    (Increase) decrease in accrued interest            3,857          5,885         (11,253)
    Share of loss of Blue Crystal Mine                11,870             --          56,899
    (Increase) decrease in other assets               (1,783)            --          (4,783)
    Increase (decrease) in current liabilities      (241,852)      (127,621)       (311,070)
                                                 -----------    -----------    ------------
NET CASH PROVIDED (USED)
        BY OPERATING ACTIVITIES                     (963,221)      (440,874)     (1,534,469)
                                                 -----------    -----------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in affiliates                       (436,352)      (178,167)       (735,614)
    Cash advances to other entities                  (14,277)            --         (78,373)
    Loans to other entities                               --             --        (220,354)
    Principal reductions of notes receivable         105,768         93,806          83,380
    Purchases of equipment                           (17,228)       (17,794)        (43,528)
                                                 -----------    -----------    ------------
NET CASH PROVIDED (USED)
        BY INVESTING ACTIVITIES                     (362,090)      (102,155)       (994,489)
                                                 -----------    -----------    ------------


Accompanying notes are an integral part
   of the consolidated financial statements.

                                                                                              DEVELOPMENT
                                                                    2000          1999        STAGE PERIOD
                                                                -----------    -----------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES:
    Issuance of common stock                                       604,299        559,750      2,261,872
    Proceeds from sales of marketable securities                    81,305             --         81,305
    Loans from stockholders                                         26,500             --         26,500
    Purchase of treasury stock                                    (180,428)            --       (180,428)
                                                               -----------    -----------   ------------
 NET CASH PROVIDED (USED)
        BY FINANCING ACTIVITIES                                    531,676        559,750      2,189,249
                                                               -----------    -----------   ------------


NET INCREASE (DECREASE) IN CASH                                   (793,634)        16,721       (339,709)


CASH AT BEGINNING OF PERIOD                                        799,163            569        345,237
                                                               -----------    -----------   ------------

CASH AT END OF PERIOD                                          $     5,528    $    17,290   $      5,528
                                                               ===========    ===========   ============



SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                         $     2,954    $        --   $      3,304
Noncash Investing and Financing Activities:
    Common stock issued as investment
       in affiliated companies                                 $   388,844    $        --   $    784,404



Accompanying notes are an integral part
   of the consolidated financial statements.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000





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

                  The accompanying unaudited consolidated financial statements include the accounts and results of the Company's wholly-owned subsidiary, CVI Resources and its majority-owned subsidiary IPOSITE.com, both Delaware corporations. The Company established both subsidiaries in 1999 as vehicles for future business ventures. All material intercompany transactions and balances have been eliminated in consolidation.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

                  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year of for any future period.


NOTE 2 - INVESTMENTS

                  The Company has made the following investments in affiliated companies, recorded at cost, during the nine month period ended September 30, 2000:

                  In February 2000, the Company issued 54,750 common shares valued at $75,281 to TL Phipps and Company, Inc.

                  In March 2000, the Company issued 28,500 common shares valued at $60,562 to E-cointrust.com, Inc.

                  In March 2000, the Company issued 64,100 common shares valued at $64,100 to E-Commerce West Corp. ("E-Commerce") in exchange for 100,000 shares of E-Commerce stock. During the three months ended of September 30, 2000, the Company recognized total proceeds of $16,253 from the sale of E-Commerce stock.

                  In April 2000, the Company issued 50,000 common shares valued at $50,000 and in June 2000, issued 60,000 common shares valued at $35,400 to Cyber Citi, Inc.

                  In June 2000, the Company issued 70,000 common shares valued at $30,000 to purchase a supply of semi-precious gems produced by the Blue Crystal Mine.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS (CONTINUED)

                  In July 2000, the Company issued 100,000 common shares valued at $44,000 to E-Commerce West Corp.

                  In August 2000, the Company issued 64,500 common shares valued at $24,500 to E-cointrust.com, Inc.

                  In conjunction with the stock purchase agreement disclosed in
         Note 5, the Company has purchased an additional 240,000 shares of common stock of Clickgarden.com, Inc. for $300,000. At September 30, 2000, the Company held a total of 740,000 shares of Clickgarden.com stock and had paid a total of $800,000 for these shares.

                  In April 2000, the Company received common stock valued at $135,987 from Saratoga International Holdings Corp. ("Saratoga") as payment against a promissory note held by the Company. As of September 30, 2000, the Company had sold 474,000 shares of the Saratoga stock for a total of $65,052.

                  The Company owns a 45% net operating interest in the Blue Crystal Mining Limited Partnership ("Blue Crystal"), which controls a mining operation in the state of Utah. The Company accounts for this investment under the equity method. Accordingly, the Company's initial investment of $50,000 plus cash advances of $64,797 made to Blue Crystal is reduced by its percentage share of Blue Crystal's net operating loss. At September 30, 2000, the Company's initial investment in Blue Crystal had effectively been reduced to zero and the carrying amount of the Company's cash advances had been reduced to $57,898.


NOTE 3 - RELATED PARTY TRANSACTIONS

                  During the first fiscal quarter, the Company made cash advances to its officers and employees totaling $51,382. The balance due from officers and employees at September 30, 2000 was $3,267

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


NOTE 3 - RELATED PARTY TRANSACTIONS

                  During the period ended June 30, 2000, the Company made an unsecured loan to a shareholder totaling $20,000, which matures August 20, 2000, with interest at 10%. The outstanding principal balance at September 30, 2000 was $12,425.

                  On February 7, 2000, the Company purchased 35,019 shares of stock from its Chief Executive Officer. The treasury stock was purchased for $50,428 and is carried at cost.


NOTE 4 - EARNINGS PER SHARE

                  The computations of basic and dilutive loss per share from continuing operations for the nine months ended September 30, 2000 and 1999 were as follows:

                                                     2000           1999
                                                  -----------    -----------
         Net income (loss) attributable to
             Common shares                        $  (351,320)   $  (128,517)
                                                  ===========    ===========

         Weighted average common
             Shares outstanding                    13,841,746     10,408,486
                                                  ===========    ===========

         Basic and dilutive income (loss)
             per common share                     $     (0.03)   $     (0.03)
                                                  ===========    ===========

                  Weighted average common shares outstanding for the period ended September 30, 1999 have been adjusted for the three common stock splits that were recorded in 1999.

                  The Company's outstanding convertible preferred shares were not included in the computation of weighted average shares outstanding because the effect of their inclusion would be antidilutive.

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000


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

         LEASE

                  The Company leases its operating facility under a non-cancellable lease which expires June 30, 2002. The Company's future minimum obligation under the lease is as follows:

                        YEAR ENDED
                       DECEMBER 31,
                       ------------
                           2000                $  44,315
                           2001                   46,531
                           2002                   23,833
                                               ---------

                                               $  20,252
                                               =========

                             CORPORATE VISION, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000



NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         STOCK PURCHASE AGREEMENT

                  On December 7, 1999, the Company entered into an agreement with an internet company, whereby CVI is to purchase 900,000 shares of the internet company's common stock at a price of $1,000,000, payable in cash. As of September 30, 2000, the Company had paid $800,000 in cash and had received 740,000 shares of the internet company's stock.

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

NOTE 8   SUBSEQUENT EVENTS

                  On August 18, 2000, the board of directors approved an Agreement of Merger with Venture Planning, Inc., a privately held Oklahoma corporation. The consummation of the merger is subject to the fulfillment of a number of conditions set forth in the Agreement of Merger. The new company is to retain the Corporate Vision, Inc. name and stock symbol. Due diligence was ongoing as of September 30, 2000.

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
DATE: November 20, 2000


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