Form 10KSB
period 2000-12-31
CORPORATE VISION INC /OK
filed 2001-04-26
CIK 868074

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 0-18824

CORPORATE VISION, INC.

(Name of small business issuer in its charter)

Oklahoma	73-1380820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6130 S. Memorial Dr., Tulsa, Oklahoma 74133

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (918) 307-2243

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year: $42,565.

State the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 19, 2001 was $1,276,442 based upon the closing bid price of $0.07 per share as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of April 20, 2001, the Registrant had outstanding 18,234,879 shares of its Common Stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one): Yes ____ No __X__

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Corporate Vision, Inc. ("CVI" or the "Company") was incorporated under the laws of Oklahoma in November 1990. The Company operated as a privately held corporation until May 1995, when the shareholders of CVI approved a merger of the Company with Trident Enterprises, Inc., a company subject to the reporting requirements of the Securities Exchange Act of 1934. Subsequent to the merger, Trident ceased to exist and Corporate Vision, Inc. became the surviving corporation. In June 1995, the Company's common stock began trading on the OTC Bulletin Board under the symbol "CVIA".

From June 1995 to August 1997, the Company's primary business was the development and production of custom CD-ROM, CD-i, On-line, and Internet products for the corporate and consumer markets, and in particular for use by companies in their training and marketing activities. The Company was principally involved in the development and production of interactive training programs on CD-ROM for one corporate customer, the Dowell Division of Schlumberger Technology Corporation, an international well logging, seismic and service company, under a production agreement dated January 1, 1995. The Company completed the interactive training project for Dowell during December 1996 and failed to obtain any new orders to develop CD-ROM titles. Consequently, in August 1997, the Company ceased operations.

From August 1997 to August 1998, the Company had no operations, produced no revenue, and its sole activity consisted of searching for a suitable operating company to merge into the Company. No suitable companies were found and, in August 1998, new officers and a new Board of Directors were appointed.

Business Incubator

From August 1998 to the present, the Company's principle business has been to act as an incubator, consultant and strategist to emerging growth companies. Typically, the Company acquires minority equity interests in its clients in consideration for cash, common stock of the Company, or both. In addition, the Company agrees to pay legal and accounting costs associated with capital raising, including initial public offerings, and provides advice and assistance in raising capital, corporate structuring, and other financial matters.

The Company has focused on smaller companies that have a market value of less than $10,000,000 that need financial assistance and advice to become a publicly traded company. The Company's goal has been to recover the cash outlay associated with a client company, plus 20% or less return, by selling a portion of its holdings in the client company during the initial public offering, and retaining a 5 to 15 percent ownership interest in the client company following the public offering. The Company's plan also contemplated the distribution of shares in a client company to the Company's shareholders as a special dividend, allowing both the Company and its shareholders to realize the benefits of a successful public offering of client company.

To date, the Company has limited success with its primary business strategy. Specifically, none of the Company's client companies have succeeded in completing an initial public offering. The reasons for the poor success have been the underestimation of legal and accounting costs associated with the initial public offering process, difficulties in obtaining approval of registration statements by federal regulators, and adverse changes in the market environment for technology and internet-related offerings that have reduced investor demand for the Company's offerings.

As a result of difficulties, delays and cost overruns encountered by the Company in completing public offering on behalf of its client companies, the Company has been unable to monetize its investments in its client companies, which has rendered the Company unable to pay its routine general and administrative expenses. As a result, the Company has sharply reduced its staff and office overhead. In addition, in February 2001, all of the Company's board, except for Keith Anderson resigned. A. Leon Blaser, Gary Mays, Cynthia Cox and Curtis Swart were appointed to the board. At the same time, Mr. Blaser was appointed chairman of the board, and Mr. Mays was appointed chief executive officer. On April 17, 2001, Mr. Anderson resigned as director of the Company, and had previously resigned as an officer.

Since February 2001, the Company's new board has been evaluating all of the Company's existing investments in, and contractual obligations to, its client companies to determine which constitute viable investments. While the Company's new board believes that there is a strong market for the type of financial services the Company has been providing, the board has been reevaluating the Company's prior strategy given the limited success of that strategy. In particular, the Company has not been actively soliciting new client companies until it determines whether and how its prior strategy should or could be modified to increase the probability of success. Among the changes the Company anticipates making with respect to any future investments are a) greater day to day oversight of the businesses of its client companies, and b) better legal documentation of the terms of the investment.

Although management feels strongly about maximizing the return on past investments, a significant priority for the Company will be to identify and acquire existing operations with current revenues. Management has identified several companies with successful operating histories and revenues. Although no formal agreements exist, initial contact between the management of each company show mutual interest on part of both parties. The Company believes that its significant net operating loss carryforward could provide substantial benefits to an acquisition candidate. To date, the initial priority for management has been to complete its review of all assets and operations, and complete its 2000 audit and annual report. Once that process is complete, the Company anticipates committing additional time and resources towards completing an acquisition.

The Company has reduced its employment to two full-time employees and two part-time employees. Therefore, the Company's anticipated level of growth, should it occur, will challenge the Company's management and its sales and marketing, customer support, and finance and administrative operations. The Company's future performance will depend in part on its ability to hire and retain qualified employees, to manage any such growth, should it occur, and to adapt its operational and financial control systems to respond to changes resulting from any such growth. There can be no assurance that the Company will be able to successfully manage any future growth or to adapt its systems to manage such growth, if any, and its failure to do so would have a material adverse effect on the Company's business, financial condition, and results of operations.

The following is a summary of each of the Company's investments and other assets:

CVI Resources, Inc.

CVI Resources, Inc. is wholly-owned subsidiary of the Company. CVI Resources invested $76,976 for a 30% interest in a well known as the Hodges X-1. Due to the complexities and cost over runs of bringing the Hodges X-1 well online, the company elected to reduce its exposure and risks in the investment by selling a 17% interest in the well for $60,000 in negotiable securities. Ultimately, the well began initial production, and was averaging about 10 barrels per day. On September 27, 2000, the Company accepted $20,000 in negotiable securities for its remaining ownership position in the Hodges X-1 well. At this time CVI Resources has no remaining operations.

Blue Crystal Mining, Ltd.

The Company owns a 45% interest in Blue Crystal Mining, Ltd. ("Blue Crystal"), which controlled a mining operation in the State of Utah. The Company invested $50,000 for its interest, and also advanced the partnership an additional $81,620. Blue Crystal was not able to commence profitable commercial production, and ultimately the lease on the mine was terminated due to a lack of commercial production. As a consequence, the Company has written off its entire investment in Blue Crystal.

Clickgarden, Inc.

The Company currently owns 740,000 shares of Clickgarden, Inc. The Company acquired 700,000 of the shares from Clickgarden in 1999 and 2000 for a total of $800,000 cash. The Company acquired an additional 40,000 shares in 2001 in settlement of liabilities of Keith Anderson to the Company. The Company's ownership interest in Clickgarden represents approximately 5% of the outstanding shares of Clickgarden. The Company does not have legal right to have a representative on the board of directors of Clickgarden, but a former officer and director of the Company has been appointed to Clickgarden's board. Clickgarden has introduced the release of a new class of desktop application software that puts users in greater control of the way they access and use electronic information over the internet. This application suite makes it easier to search, organize and secure electronic information in a way unlike that of other software applications. Clickgarden's marketing thrust is aimed at business to business users since it believes that this segment of the market presents the most opportunity with the lowest marketing and support expenses, and less penetration time. Clickgarden has been actively building its management team and recently announced the addition of two seasoned veterans to its staff. Gary Luick has joined Clickgarden.com as President and Mehran Hamidi is the Vice President of e-Commerce. William Sherman remains Chairman and chief technical officer. Clickgarden recently displayed their software package at the November Comdex Trade Show, the annual conference for new and innovative products.

E-Commerce West

In April 2000, the Company formed a strategic alliance with E-Commerce West (OTCBB:ECEE). E-Commerce West is dedicated to the development of Business-to-Business Internet applications. Currently, ECEE has three wholly-owned subsidiaries: (1) N2 Networking, Inc., a California corporation offering ISP services, (2) a separate corporation formed for the purpose of developing and marketing the Company's new B2B internet application, and (3) Royal Casino Group, whose primary asset is a riverboat casino development currently for sale. ECEE generates revenue primarily through its N2 Networking, Inc. subsidiary.

As a part of the agreement with ECEE, the Company and ECEE each agreed to issue the other shares of common stock having a market value of $100,000. Initially, the Company issued 64,100 shares of its common stock valued at $116,149 to ECEE and in return the Company received 100,000 common shares of ECEE. Of the 100,000 shares received from ECEE, 30,000 thousand shares were unrestricted free trading shares and 70,000 shares were restricted shares. In July 2000, the Company issued an additional 100,000 shares of its common stock valued at $44,000 to ECEE, and in return ECEE issued an additional 50,057 free trading shares and 116,800 restricted shares to the Company. The Company sold all of its unrestricted shares of ECEE common stock in 2000, and currently holds 186,800 shares of ECEE common stock which are subject to a restrictive legend. Of those shares, 70,000 shares have been held for over one year, and therefore are eligible for sale under SEC Rule 144, provided the other requirements of the rule are satisified. The remaining 116,800 shares will be eligible for sale under SEC Rule 144 after July 31, 2001. ECEE common stock as recently quoted at $0.04 per share, giving the Company's 186,800 shares of common stock in ECEE an indicated market value of $7,472. Due to the significant decline in the market price of ECEE common stock, the Company recorded an unrealized loss of $102,764 in its financial statements for the year ended December 31, 2000 with respect to its investment in ECEE.

E-cointrust.com

In early 2000, the Company invested $60,563 in E-cointrust.com. In August 2000, the Company invested an additional $24,500 in E-cointrust.com. E-cointrust.com dealt in the wholesale trading of investor grade bullion and rare coinage. E-cointrust.com conducted mail order services and planned to expand to internet bullion and coinage brokering. E-cointrust.com has ceased all operations. In its financial statements for the year ended December 31, 2000, the Company determined that this asset had no value, and recorded a loss of $85,063 with respect to this asset.

Cyber Citi, Inc.

In April 2000, the Company issued 50,000 shares of its common stock, with a value of $50,000, for shares of common stock of Cyber Citi Inc., pursuant to an agreement to issue common stock to Cyber Citi, Inc. with a market value of $50,000. This shares were intended to provide seed funding for Cyber Citi Inc.'s NerdCard.com project. NerdCard was a crossover traditional commerce and e-commerce membership discount card. Cyber Cities had a base of 250 traditional and e-commerce shops and sites, including many nationally recognized Fortune 100 to Fortune 1000 companies. In June 2000, the Company issued an additional 62,197 shares of its common stock, with a value of $35,400, which was due and owing as a result of the decline in market value of the common stock originally issued in April 2000. Due to the changes in the market for technology related companies, Cyber Citi, Inc. was unable to secure additional venture funding and accordingly notified the Company that it had ceased all operations in the last quarter of 2000. In its financial statements for the year ended December 31, 2000, the Company determined that this asset has no value, and recorded a loss of $85,400 with respect to this asset.

ArchivalCD

The Company entered into an agreement to assist ArchivalCD, Inc. in effecting an initial public offering in consideration for 3,750,000 shares of ArchivalCD common stock. The Company expended $74,000 during 2000 to pay costs associated with registration of an initial public offering of ArchivalCD. During 2001, the Company and ArchivalCD entered into an agreement to terminate their original agreement. Under the termination agreement, the Company cancelled a $15,000 note owed by the principal shareholder of ArchivalCD to the Company, and returned 3,677,321 shares of ArchivalCD common stock ArchivalCD. The remaining 72,679 shares of ArchivalCD common stock had been distributed to shareholders of the Company as a dividend prior to the execution of the termination agreement. In consideration, ArchivalCD released the Company from any liability, including any liability for costs or services due under the original agreement. Therefore, at this time the Company has no interest in ArchivalCD.

CVI Development, Inc.

In the third quarter of 1999 and the fourth quarter of 2000, the Company issued 100,000 shares and 150,000 shares, respectively, to acquire a total of 340,000 shares of common stock of CVI Development, Inc. ("CVID"), which represents an approximately 40% interest in CVID. The total value of the common stock issued to acquire the interest in CVID was $193,935. CVID has reportedly acquired certain developmental real estate and is allegedly negotiating further real estate, construction and managerial acquisitions.

The Company has decided to writeoff its investment in CVID, and has recorded a loss of $193,936 during the year ended December 31, 2000. Current management of the Company has not found any documents or stock certificates to evidence an interest in CVID. In addition, CVID management has generally been unresponsive to requests for information about its current operations and the use of the proceeds of the common stock issued for the Company's interest in CVID. As a result, the Company has some concern that CVID is actually in business and that it has not misappropriated its assets. The Company is currently evaluating its legal options with the respect to this investment, including the possibility of a lawsuit against the responsible individuals for fraud.

T.L. Phipps and Company, Inc.

The Company acquired a 25% ownership interest in T.L. Phipps and Company, Inc. ("Phipps") in August 1997 in connection with the settlement of a lawsuit. Phipps is a film and multimedia production firm that specializes in marketing/product training CD-ROM's and continues to be an industry leader in Full Screen Video on CD-ROM. Phipps expects to begin offering its clients streaming video for internet-based training by the end of June 2001. Phipps also offers their clients a full service video digital editing suite. Phipps & Company is located in Tulsa, Oklahoma and is a not a publicly traded company.

Great Mane Marketing Company

The Company holds a 13.5% interest in Great Mane Marketing Company ("Great Mane"), which it purchased for a net cost of $18,000 in 1999. Great Mane is a marketing company that owns certain exclusive rights to the product and process concerning Minoxidil Tartrate, a hair growth stimulant. Minoxidil is the first drug to be approved and marketed as a treatment for male-pattern baldness. The drug is believed to increase the number of follicles which produce hair shafts. Because minoxidil is poorly absorbed by human skin, a process was developed to administer minoxidil with iontophoresis, and it has been demonstrated that this method significantly enhances the absorption of minoxidil by the skin.

Great Mane's operations were stalled due to a dispute with the owner of the patent. The Company recently won an arbitration case against the owner of the patent, which clarified Great Mane's right to market the product/process. Great Mane's management is currently updating its marketing plans in light of its recent arbitration victory, and expects to be in active operations shortly.

Saratoga Holdings, Inc.

In April 1999, the Company received 377,742 shares of preferred stock of Saratoga Holdings, Inc. (OTCBB: SHCC) in satisfaction of a note receivable from SHCC in the amount of $377,742. SHCC operates a virtual calling card business. The preferred stock is convertible into shares of common stock of SHCC in an amount equal to the amount necessary to pay off the note. In April 2000, the Company converted 125,914 shares of preferred stock into 931,418 shares of common stock with a fair value of $135,987 at the time of conversion, and sold those shares for total proceeds of $74,655.84. The Company still holds 251,828 shares of preferred stock.

On its financial statements for the year ended December 31, 2000, the Company has recorded a loss on its investment in SHCC of $261,479 and reduced the carrying value of its preferred shares and accrued dividends to $25,000. The decision to writeoff most of the Company's investment in SHCC was based on the determination that no viable market existed for the number of shares of common stock into which the preferred shares would need to be converted, and therefore that a permanent reduction in the value of the investment was appropriate.

Miscellaneous Internet Sites

In the first quarter of 2001, the Company acquired the following internet sites, Ireplymail.com, Seek-N-Search.com and megacdstore.com from a third party venture capital group. Due to recent changes in the high tech marketplace, coupled with further investigation into the viability of these sites for commercial development, the company has determined these sites inappropriate for further development at this time. As of the date of this filing, the company has invested a total of $1,783 into these sites and has determined the fair market value to be zero.

Government Regulations

The Company's activities as an incubator and corporate consultant are subject to substantial state and federal governmental regulation that affects the Company's ability to realize value from its investments.

To date, the Company's business model has involved the receipt of equity interests in its clients in consideration for the services it renders. The ability to sell part or all of the equity interests it receives is subject to substantial state and federal regulation. In general, the Company may not resell the equity interests it receives from its clients unless the sale is first registered under the Securities Act of 1933 and, if applicable, state securities laws. The ability to register securities for sale is subject to substantial expense, uncertainties and cooperation from the clients. To the extent a client becomes a publicly traded entity, there are rules that would permit the sale of part or all of the equity interests held by the Company in the client on the public market without registration. However, the Company's ability to rely upon those rules may be impaired by a number of factors, including a) inside information about the client to which the Company may be privy, b) the inability of the clients to remain compliant with their reporting requirements under the Securities Exchange Act of 1934, and c) the fact that a security is approved for public trading is not a guarantee that a viable market will develop for the security. The Company's inability to realize cash from the Company's investments in clients has had, and likely will have, a materially adverse impact on the Company's ability to satisfy its routine expenses.

Many clients expect the Company to assist them in raising capital for their business. The Company's ability to raise capital on behalf of its clients is subject to state and federal laws governing the broker/dealers. Because the Company is not a licensed broker/dealer, the Company's ability to introduce potential investors, meet with investors and be compensated for locating investors for its client companies is severely limited by such regulations.

Employees

The company has 2 full time employees. The Company also pays, on a proportionate basis, part of the salaries on two part time shared employees.

ITEM 2. DESCRIPTION OF PROPERTY

Corporate Vision Inc. is domiciled in Oklahoma. The executive offices of the company are located at 6130 S. Memorial Drive, Tulsa Oklahoma 74133. The Company phone number is (918) 307-2243. The Company leases its executive office space from an unrelated third party for $3,878 per month through June 2002. The Company leases out approximately two-thirds of the space to the former chairman and chief financial officer for rent equal to the Company's pro rata cost for the space utilized by the subtenants.

ITEM 3. LEGAL PROCEEDINGS

On March 10,1998, the Company was named as a defendant in a lawsuit filed by Bank of Oklahoma ("BOK") to recover a judgment on a loan originally made to T.L. Phipps & Co., Inc. in the original principal amount of $429,323.75. BOK alleged that the Company was liable on the loan as a guarantor. BOK obtained a summary judgment in the amount $249,937.17 against the Company and certain other defendants. In addition, BOK obtained a judgment entitling it to foreclose on certain real estate owned by a third party that had been pledged to secure the loan. Subsequently, the third party purchased the judgment from BOK. Since that time, the Company believes that T.L. Phipps & Co., Inc., the principal obligor on the loan, has been making regular payments on the loan to the third party, as the Company has not received any demand for payment from the holder of the judgment.

In 1999, the Company filed a lawsuit against its former officers, directors, consultants, and related entities alleging negligence and breach of fiduciary duty by the defendants. The individual defendants filed counterclaims seeking past salary and expense reimbursement and further alleging defamation of character by Corporate Vision. In 2001, the lawsuit was settled. The counterclaims against CVI were dismissed and the defendants transferred common stock in an unrelated company with a fair value of $35,000 to CVI's attorney to offset legal costs.

The Company has filed a lawsuit seeking recovery of certain stock advanced to an unrelated company as collateral for a loan. The creditor attempted to foreclose on the loan and alleges that the Company wrongfully placed administrative holds on the stock and shares that would have been issued as a result of the Company's December 1999 3-for-1 common stock split. The creditor is claiming damages of $300,000. Management believes that the Company's maximum liability in this matter would be $30,000. The parties are currently in settlement negotiations.

In September 2000, the Company received a subpoena from the Oklahoma Department of Securities requesting documents relating to an investigation into whether certain unregistered sales of securities in Oklahoma complied with exemptions from registration. The Company believes it has produced all documents requested by the Department, and is fully cooperating in the investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. The Company's stock is traded on the NASDAQ OTC bulletin Board under the symbol "CVIA." The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended December 31, 1999 and 2000.

	1999		2000
	High	Low	High	Low
First Quarter	0.667	0.375	2.50	1.187
Second Quarter	1.333	0.167	1.937	0.375
Third Quarter	1.333	0.458	0.687	0.219
Fourth Quarter	2.50	0.854	0.344	0.07

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were 770 shareholders holders of record of the common stock as of April 20, 2001. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 1999 or 1998. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

During the fourth quarter of the last fiscal year, the Company issued the following securities without registration under the Securities Act of 1933:

Issue Date	Purchaser	No. of Shares	Consideration
10/12/00	Keith Anderson	5,686	Board member compensation
12/28/00	Keith Anderson	50,000	Board member bonus
10/12/00	William Hale	5,952	Board member compensation
12/28/00	William Hale	50,000	Board member bonus
10/12/00	Raymond Hall	571	Board member compensation
10/12/00	Dale Ogden	571	Board member compensation
10/12/00	Joe Seibert	2,157	Board member compensation
10/12/00	Craig Treiber	3,795	Board member compensation
12/28/00	Craig Treiber	50,000	Board member bonus
12/28/00	Robert Hildinger	50,000	Board member bonus
	Total:	218,732

All of the shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Specifically, the shares were issued to directors of the Company as compensation for attendance at board meetings, and were issued with restrictive legends thereon.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain Statements in this Annual Report of Small Business Issuers on Form 10-KSB, particularly under this Item 6, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performances or achievements of the Company to differ materially. Examples of forward-looking statements that involve risks and uncertainties include the Company's evaluation of the potential return on current investments as well as speculation regarding the future performance of newly appointed Board Members and Officers. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in 2000 were $42,565, as compared to $420,275 in 1999, a decrease of $377,710. The substantial decrease in revenues is attributable to the receipt of significant one-time consulting fees in 1999, which did not occur in 2000. The following is a comparison of the Company's revenues in 2000 as compared to 1999:

	2000	1999
Consulting Fees	0	394,095
Management Fees	0	13,750
Rental Income	30,396	11,883
Investment Income	12,168	0
Miscellaneous	0	544
Total:	42,565	420,275

General and Administrative Expenses

General and administrative expenses in 2000 were $1,604,386 as compared to $795,377, an increase of $809,009. The substantial increase was attributable primarily to fees paid to outside consultants during 2000. Among the significant nonrecurring consulting fee payments made in 2000 were:

Consultant	No. of Shares	Value at Issuance
Longhill Development	446,666	$111,500
Utica Real Estate & Development	400,000	96,000
Bedford Design Consultants	200,000	31,500
St. Paul Construction Company	100,000	23,000
James B. Miller	74,500	97,881

Operating Loss

The Company incurred an operating loss of ($1,561,821) in 2000, as compared to an operating loss in 1999 of ($375,102). The Company's operating loss increased in 2000 as compared to 1999 as the result of the Company's substantial decline in revenues and increased general administrative expenses.

Other Income (Expense)

The Company incurred net nonoperating losses in 2000 of ($1,213,288) as compared to nonoperating losses of ($26,225). The substantial increase in the Company's nonoperating losses was the result of write-offs of a substantial number of the Company's investments in securities and other assets companies. In particular, the amounts written off include:

Investment	Amount of Write-off
ArchivalCD, Inc.	$300,000
CVI Development, Inc.	$193,936
Saratoga International Holdings, Inc.	$261,479
Blue Crystal Mining, Ltd.	$39,009
E-Commerce West Corp.	$102,764
Total:	$897,188

In addition, the Company wrote off other miscellaneous assets with a cost basis of $232,806.

Net Income

The Company incurred a net loss in 2000 of ($2,775,109) as compared to a net loss of ($401,327) in 1999. The substantial increase in the net loss was attributable to the Company's increased loss from operations as well as substantial write-downs to the carrying value of its investments.

The Company believes that its results from operations in 2000 are not indicative of the Company's results of operations in future periods. The Company's entire board of directors was replaced in the first quarter of 2001. The current board has undertaken a comprehensive review of the Company's prior investments, as well as its business strategy for future deals. It is likely that, if the Company elects to maintain its current business as a business incubator and consultant, it will substantially change the type and nature of services it offers, as well as the form of compensation it receives for such services. In addition, the Company may elect to pursue other lines of business. The Company believes that its public trading status, combined with net operating loss carryforwards of over $5 million, may make it an attractive acquisition vehicle for another company that desires to become publicly traded.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto as Exhibit A are the Company's financial statements for the year ended December 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) PF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:

Name	Age	Position
Gary L. Mays	46	President, CEO, Director
Dr. A. Leon Blaser	57	Chairman
Cynthia Cox	34	Secretary, Treasurer, Director, Chief Financial Officer
Curtis Swart	39	Director

The term of office of each director of the Company ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. No date for the annual meeting of stockholders is specified in the Company's bylaws or has been fixed by the Board of Directors. Pursuant to the Company's bylaws, the date of the annual meeting is to be determined by the current Board of Directors.

The Company's board of directors is composed of six members, and currently has two vacant seats. The Company is currently looking for two additional board members.

During 2000, the board of directors had seventeen meetings. All of the directors attended all of the meetings held while they were board members except: William Hale did not attend two meetings; Craig Treiber did not attend three meetings; and Keith Anderson did not attend one meeting.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Gary L. Mays, President and Chief Executive Officer - Mr. Mays has been the Company's President and CEO since February of 2001. Prior to joining the Company, Mr. Mays worked from January 1998 to December 2000 helping create and fund two privately owned companies. The first company was involved in automotive leasing and the second company conducted commercial auction services via satellite and telephony. From January 1996 to December 1997, Mr. Mays served as Vice President and later President of an equipment and parts supply distributor. Prior to 1996, Mr. Mays founded, ran and sold several profitable privately owned small businesses. Mr. Mays graduated from the Southwestern Oklahoma State University with a B.S. in Accounting in 1976.

A. Leon Blaser, PhD, Chairman of the Board of Directors - Dr. Blaser has been the Chairman of the Board since February 2001. Since December 1998, Dr. Blaser has served as Chairman of the Board and chief executive officer of WasteMasters, Inc., a troubled waste disposal company. Previously, he was also Chairman of WasteMasters, Inc. from May 22, 1996 to September 2, 1997. Although Dr. Blaser is involved in several private business enterprises, since 1990 he has served principally as the President of Interwest Development, Inc., an Idaho land development company.

Cynthia Cox, Chief Financial Officer, Secretary and Director - Ms. Cox has been the Company's CFO, a Director, Secretary and Treasurer since February 2001. Ms. Cox worked for BDO Seidman and Grant Thornton in public accounting from 1989 until 1991. Ms Cox has worked in private practice as independent accountant since 1991. Ms. Cox graduated from Oklahoma State University with a Bachelors Degree in Accounting in 1988.

Curtis Swart, Director - Mr. Swart has served as a Director since February 2001. Mr. Swart was the Clinical Supervisor at Red Rock Behavioral Health Services from 1988 until September 2000. Mr. Swart founded a private counseling practice in 1995 and continues private practice currently. Mr. Swart recently purchased a small private business that he runs with a family member. Mr. Swart graduated from Oklahoma State University with a master's degree in Community Counseling in May 1985.

There are no family relationships among any of the officers or directors of the Company.

The following changes occurred in the board of directors in 2000 and to date in 2001:

  Raymond Hall and Dale Ogden resigned as directors and officers in April 2000;
  Joseph Seibert resigned as a director on July 27, 2000;
  Robert Hildinger was appointed by the board to fill a vacant seat in July 2000;
  Craig Treiber, William Hale and Robert Hildinger resigned as directors in February 2001;
  Keith Anderson resigned as a director on April 17, 2001;
  Leon Blaser, Gary Mays, Cynthia Cox, and Curtis Swart were appointed as directors in February 2001.

Section 16 Compliance

Based on the Company's review of filings received by it, the Company believes that certain officers and directors may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows:

  Robert Hildinger was appointed to the board in July 2001, and did not file a Form 3 with respect to the appointment;
  Robert Hildinger received a total of 50,000 shares of common stock as directors compensation, and did not file either a Form 4 or 5 reporting such issuance;
  Dale Ogden and Raymond Hall resigned from the board in April 2000, and did not file a Form 3 with respect to the resignation;
  Dale Ogden received a total of 2,323 shares of common stock as directors compensation, and did not file either a Form 4 or 5 reporting such issuance;
  Joe Seibert resigned from the board in July 2000, and did not file a Form 3 with respect to the resignation;
  Joe Seibert received a total of 3,909 shares of common stock as directors compensation, and did not file either a Form 4 or 5 reporting such issuance;
  During 2000, Mr. Anderson did not file a Form 4 or 5 with respect the issuance of certain shares to him, his sale of certain shares, and his possible purchase of certain shares on the open market, including 94,938 shares of common stock which he received as officers and directors compensation;
  William Hale received a total of 57,504 shares of common stock as directors compensation, and did not file either a Form 4 or 5 reporting such issuance;
  Raymond Hall received a total of 2,323 shares of common stock as directors compensation, and did not file either a Form 4 or 5 reporting such issuance;
  Craig Treiber received a total of 55,257 shares of common stock as directors compensation, and did not file either a Form 4 or 5 reporting such issuance.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $
Keith Anderson, CEO (1)	2000	144,000	15,000(1)	8,956(2)
	1999	64,165	18,249(3)	33,071(4)
	1998	0	0	10,000(5)

(1) Based on the market value of 37,500 shares of common stock issued during the year as bonus compensation, as determined from the closing price of the common stock on the date of issuance.

(2) Based on the market value of 57,438 shares of common stock issued during the year for director's compensation, as determined from the closing price of the common stock on the date of issuance.

(3) Based on the market value of 24,333 shares of common stock issued during the year as bonus compensation, as determined from the closing price of the common stock on the date of issuance.

(4) Based on the market value of 22,194 shares of common stock issued during the year for director's compensation, as determined from the closing price of the common stock on the date of issuance.

(5) Based on the market value of 5,774 shares of common stock issued during the year for director's compensation, as determined from the closing price of the common stock on the date of issuance..

The Company did not grant any options or stock appreciation rights or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year. The Company did not reprice any options or stock appreciation rights during the last fiscal year. The Company does not have any employment contracts or compensatory plans with any of its named executive officers.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Options/SARs at Fiscal Year End (1)	Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($) (1)(2)
Keith Anderson (1)	65,000	22,295	0	0

(1) Mr. Anderson exercised 65,000 options on June 30, 2000, at $0.25 per share. The value realized by Mr. Anderson is based on the closing price of the common stock on that date of $0.593 per share.

Compensation of Directors

The Company's current policy is to pay its directors $400 for each board meeting attended by the director, which is payable either in cash or the common stock equivalent at the election of the director. In addition, directors are reimbursed for any reasonable expenses incurred in the connection with attendance at board or committee meetings or any expenses generated in connection with the performance of services on the behalf of the Company. The Company is currently evaluating whether its compensation policy should be modified to attract new directors.

In addition to the board's normal compensation policy, the board declared a bonus of 50,000 to each board member on December 28, 2000. During 2000, all of the board members elected to receive their compensation in shares of common stock. Set forth below is the compensation received by each board member in 2000, including the bonus shares issued on December 28, 2000:

Director	Total Shares
Keith Anderson	57,438
William Hale	57,504
Raymond Hall	2,323
Dale Ogden	2,323
Joe Seibert	3,909
Craig Treiber	55,257
Robert Hildinger	50,000

In addition, certain shares were issued to Messrs. Anderson, Hale, Treiber and Hildinger in 2001 which partially included compensation for board meetings in 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 19, 2001, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
A. Leon Blaser, Ph.D C/o Corporate Vision, Inc. 6130 S. Memorial Dr. Tulsa, Oklahoma 74133	0	0%
Gary Mays C/o Corporate Vision, Inc. 6130 S. Memorial Dr. Tulsa, Oklahoma 74133	0	0%
Cynthia Cox C/o Corporate Vision, Inc. 6130 S. Memorial Dr. Tulsa, Oklahoma 74133	0	0%
Curtis Swart C/o Corporate Vision, Inc. 6130 S. Memorial Dr. Tulsa, Oklahoma 74133	15,000	0%(2)
All Officers and Directors as a Group	15,000	0%

(1) Based upon 18,234,870 common shares issued and outstanding as of April 19, 2001.

(2) Less than 1%.

Based on filings made under on Forms 13D or 13G, and a review of the Company's stockholder list, the Company does not believe that there are any shareholders with beneficial ownership of more than 5% of the outstanding common stock of the Company, and therefore the table required by Item 403(a) of the Regulation S-B has been omitted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company subleases a portion of its operating facilities to two entities owned by former officers of the Company and an unrelated party. Total rental income from related parties for 2000 and 1999 was $30,396 and $11,884, respectively.

In 2000, the Board of Directors approved the sale of the Company's working oil and gas interests to DEK Resources, Inc. ("DEK") in exchange for consideration totaling $80,000. The owner of DEK was Keith Anderson, Chief Executive Officer of the Company at the time. The Company believes that the amount paid by Mr. Anderson for the oil and gas interests represented the approximate fair market value of the interests. The Company decided the sell the oil and gas interests to DEK in order to provide funds for operations, and to enable the Company to concentrate on its core operations.

During the year ended December 31, 2000, DEK loaned the Company a total of $28,961. The loans were unsecured, noninterest bearing, demand loans. Since the loans did not bear interest, the Company believes that the terms of the loans were better than the Company could have borrowed the same amount from an unrelated third party. The Company satisfied the loan by issuing DEK 133,000 shares of common stock.

At December 31, 2000, the Company had an employee receivable from Mr. Anderson of $139,224. The receivable is an unsecured, demand obligation that does not bear interest. As of April 19, 2001, the balance due the Company by Mr. Anderson had been reduced to $59,149. On April 17, 2001, Mr. Anderson resigned as an officer and director of the Company.

A. Leon Blaser has advanced the Company $15,000 on an unsecured, demand basis.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

Exhibit Number	Description and Incorporation by Reference
2.1	Agreement of Merger dated May 15, 1995 by and between Trident Enterprises, Inc. and the Registrant (1)
2.2	Certificate of Merger of Trident Enterprises, Inc. into the Registrant filed in the Office of the Oklahoma Secretary of State on May 26, 1995 (1)
3.1	Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on November 20, 1990 (1)
3.2	Amended and Restated Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on May 19, 1993 (1)
3.3	Amended and Restated Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on May 26, 1995 (1)
3.4	Bylaws of the Registrant dated November 20, 1990 (1)
3.5	Amended and Restated Bylaws of the Registrant dated May 15, 1995 (1)
4.1	Form of Certificate representing shares of the Registrant's Common Stock (1)
22	Subsidiaries of the Registrant
23	Consent of Cross and Robinson

(1) Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 8, 1995.

(b) Reports on Form 8-K. During the fourth quarter of 2000, the Company did not file any Current Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CORPORATE VISION, INC.
Dated: April 26, 2001	/s/ Gary Mays
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 26, 2001	Chairman

Dated: April 26, 2001	/s/ Gary Mays
Director

Dated: April 26, 2001	/s/ Cynthia Cox
Director

Dated: April 26, 2001	/s/ Curtis Swart
Director

Exhibit A

Corporate Vision, Inc.

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended

December 31, 2000 and 1999

and

Independent Auditor's Report

Corporate Vision, Inc.

(A Development Stage Company)

December 31, 2000 and 1999

C O N T E N T S

Page
Independent Auditor's Report	1-2
Consolidated Financial Statements
Consolidated Balance Sheets	3
Consolidated Income Statements	4
Consolidated Statements of Stockholders' Equity	5-6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8-23

Independent Auditor's Report

The Board of Directors and Stockholders

Corporate Vision, Inc.

Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of Corporate Vision, Inc. (a development stage company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended and for the period from January 1, 1998 (inception of the development stage) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corporate Vision, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and from January 1, 1998 (inception of the development stage) to December 31, 2000, in conformity with those accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CROSS AND ROBINSON

Certified Public Accountants

Tulsa, Oklahoma

April 13, 2001

Corporate Vision, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2000 and 1999

ASSETS

	2000	1999

Current Assets
Cash	$ --	$ 799,163
Related party receivables (Note 10)	139,224	360
Advances to affiliated companies	--	64,095
Note receivable from affiliate (Note 3)	--	15,000
Accrued interest receivable	--	15,110
Investments, net (Note 3)	927,621	1,317,499

Total Current Assets	1,066,845	2,211,227

Property and Equipment, Net (Note 4)	25,480	25,952

Other Assets (Note 5)	3,000	105,536

Total Assets	$ 1,095,325	$2,342,715

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2000 and 1999

LIABILITIES AND STOCKHOLDERS' EQUITY

	2000	1999

Current Liabilities
Accounts payable and accrued liabilities	$ 178,091	$ 410,467

Contingencies (Note 9)	30,000	- -

Shareholders' Equity
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at December 31, 2000 and 1999	1,529	1,529
Common stock, $0.01 par value, 50,000,000 shares authorized; 16,878,763 and 12,662,084 shares issued and outstanding at December 31, 2000 and 1999, respectively	168,788	126,621
Additional paid-in capital	8,929,548	7,111,192
Treasury stock, 165,019 shares, at cost	(180,428)	--
Subscriptions receivable	--	(50,000)
Retained earnings (deficit)	(4,722,355)	(4,722,355)
Deficit accumulated during the development stage	(3,309,848)	(534,739)

Total Stockholders' Equity	887,234	1,932,248

Total Liabilities and Stockholders' Equity	$ 1,095,325	$ 2,342,715

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc.

(A Development Stage Company)

Consolidated Income Statements

For the Years Ended December 31, 2000 and 1999 and

for the Development Stage Period January 1, 1998 to December 31, 2000

			Development
	2000	1999	Stage Period

Operating Revenue	$ 42,565	$ 420,275	$ 462,840

General and Administrative Expenses	1,604,386	795,377	2,565,710

Operating Loss	(1,561,821)	(375,102)	(2,102,870)

Other Income (Expenses)
Interest income	15,393	7,847	55,831
Interest expense	(3,929)	(293)	(4,279)
Gain on sale of asset	3,024	--	3,024
Assets impaired (Note 5)	(272,180)	--	(272,180)
Loss on sales of trading securities (Note 3)	(66,892)	--	(66,892)
Impairment of available for sale securities (Note 3)	(738,358)	--	(738,358)
Unrealized loss on trading securities (Note 3)	(102,764)	--	(102,764)
Share of loss of Blue Crystal Mining, Ltd. (Note 3)	(47,582)	(33,779)	(81,361)

Net Loss	$ (2,775,109)	$ (401,327)	(3,309,849)

Weighted Average Shares Outstanding	14,108,144	9,720,106	9,207,303

Basic and Diluted Loss per Share (Note 7)	$ (0.20)	$ (0.04)	$ (0.36)

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2000 and 1999
								Deficit
								Accumulated
						Subscrip-	Additional	During the	Retained
	Preferred Stock		Common Stock		Treasury	tions	Paid-in	Development	Earnings
	Shares	Amount	Shares	Amount	Stock	Receivable	Capital	Stage	(Deficit)	Total

Balance at December 31, 1999	152,889	$ 1,529	12,662,084	$ 126,621	$ --	$ (50,000)	$ 7,111,192	$ (534,739)	$ (4,722,355)	$1,932,248

Issued for cash			1,141,574	11,416			665,627			677,043
Issued for investments			641,850	6,419			461,624			468,043
Issued in exchange for consulting services			1,351,166	13,512			368,370			381,881
Issued for other professional services			602,654	6,027			82,865			88,892
Shares retired during year			(589,820)	(5,898)			5,898			- -
Stock options exercised			195,000	1,950			113,100			115,050
Treasury stock purchased, 165,019 shares, at cost					(180,428)					(180,428)
Director and employee compensation			530,729	5,307			61,062			66,369
Issued to pay off related party loans			133,000	1,330			27,631			28,961
Issued for general and Administrative expenses			210,526	2,105			32,179			34,284
Subscriptions uncollectible						50,000				50,000
Net loss for 2000								(2,775,109)		(2,775,109)

Balance at December 31, 2000	152,889	$ 1,529	16,878,763	$ 168,788	$ (180,428)	$ - -	$ 8,929,548	$ (3,309,848)	$(4,722,355)	$ 887,234

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2000 and 1999

							Deficit
							Accumulated
						Additional	During the		Retained
	Preferred Stock		Common Stock		Subscriptions	Paid-in	Development		Earnings
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	(Deficit)	Total

Balance at December 31,1998	120,063	$ 1,201	5,268,996	$ 52,690	$ - -	$ 5,128,152	$ (133,412)	$ (4,722,355)	$ 326,276

Stock issued for cash	17,500	175	3,489,120	34,891		1,597,404			1,632,470
Stock issued as investment in other companies	14,000	140	1,235,400	12,354		149,377			161,871
Preferred stock dividend correction	1,326	13				(13)			- -
Stock issued for services			221,705	2,217		73,707			75,924
Stock issued to Board of Directors			2,162,463	21,625		67,425			89,050
Stock issued as employee bonuses			27,000	270		47,714			47,984
Subscription sales of stock			257,400	2,574	(50,000)	47,426			- -

Net loss for 1999							(401,327)		(401,327)

Balance at December 31, 1999	152,889	$ 1,529	12,662,084	$ 126,621	$ (50,000)	$ 7,111,192	$ (534,739)	$ (4,722,355)	$ 1,932,248

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000 and 1999

And the Development Stage Period from January 1, 1998 to December 31, 2000

			Development
	2000	1999	Stage Period
Cash Flows From Operating Activities:
Cash collections	$ 42,565	$ 131,525	$ 174,090
Interest received	283	24,158	25,611
Cash paid for goods and services	(1,127,023)	(670,043)	(1,854,775)
Interest paid	(3,929)	(293)	(4,279)

Net Cash Provided (Used) by Operating Activities	(1,088,104)	(514,653)	(1,659,353)

Cash Flows From Investing Activities:
Proceeds from sale of trading securities	117,140	--	117,140
Investments in other companies	(300,000)	(299,260)	(599,262)
Purchase internet sites	(1,783)	--	(1,783)
Purchases of equipment	(12,732)	(24,244)	(39,032)
Cash advances to other entities	(17,525)	(64,096)	(81,621)
Loans to other entities	--	(15,000)	(326,122)
Principal reductions of note receivable	--	83,380	83,380

Net Cash Provided (Used) By Investing Activities	(214,900)	(319,220)	(847,300)

Net Cash Provided by Financing Activities:
Issuance of common stock	684,269	1,632,467	2,341,842
Reacquisition of treasury stock	(180,428)	- -	(180,428)

Net Cash Provided (Used) by Financing Activities	503,841	1,632,467	2,161,414

Net Increase (Decrease) in Cash	(799,163)	798,594	(345,239)

Cash at Beginning of Year	799,163	569	345,237

Cash at End of Year	$ --	$ 799,163	$ --

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000 and 1999

And the Development Stage Period from January 1, 1998 to December 31, 2000

			Development
	2000	1999	Stage Period
Reconciliation of Net Loss to Net
Cash Used by Operating Activities:
Net loss	$(2,775,109)	$ (401,327)	$ (3,309,849)
Adjustments to Reconcile Net Loss to Net Cash Used by
Operating Activities:
Depreciation	13,204	2,435	16,716
Net unrealized loss on trading securities	102,764	- -	102,764
Net realized losses on trading securities	66,892	- -	66,892
Impairment of assets	988,716	- -	988,716
Stock dividends received	(15,110)	- -	(15,110)
Compensation expense--stock options	66,300	- -	66,300
Gain on sale of assets (Note 10)	(3,024)	- -	(3,024)
Provision for bad debt	--	- -	3,326
Non-cash stock issues	535,257	236,772	831,547
Share of loss of Blue Crystal Mine	47,582	45,029	92,611
Receivables written off (Note 3)	39,009	- -	39,009
Services provided for
non-cash consideration	- -	(300,000)	(300,000)
Fixed assets exchanges for services	- -	- -	3,022
Common stock subscriptions bad debts	35,000	- -	35,000
Changes in Certain Assets and Liabilities:
Increase in employee advances	(66,770)	(360)	(67,130)
(Increase) decrease in interest receivable	- -	16,311	(15,110)
Increase in deposits	- -	(3,000)	(3,000)
Increase in cash overdrafts	83	- -	83
Increase (decrease) in accounts payable	135,346	(44,345)	135,346
Increase in contingent liabilities	30,000	- -	30,000
Decrease in accrued liabilities	(288,244)	(66,168)	(357,461)
Total adjustments	1,687,005	(113,326)	1,650,496

Net Cash Provided (Used)
by Operating Activities	$(1,088,104)	$ (514,653)	$ (1,659,353)

Supplemental Disclosures:
Noncash Investing and Financing Activities:
Common stock issued as investment
in other companies	$262,580	$ 395,560	$ 658,140

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2000 and 1999

And the Development Stage Period from January 1, 1998 to December 31, 2000

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

Principals of Consolidation

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

Marketable Securities

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires certain investments to be recorded at fair value or amortized cost. The appropriate classification of the investments in marketable equity securities is determined at the time of purchase and re-evaluated at each balance sheet date.

Trading Securities: Securities that are held for short-term resale are classified as trading account securities and recorded at their fair values. Realized and unrealized gains and losses on trading securities are included in other income.

Securities Held-to-Maturity: Securities that management has the positive intent and ability to hold to maturity are reported at amortized cost. There were no securities classified as held-to-maturity.

Securities Available-for-Sale: Available-for-sale securities consist of all securities not classified as trading or held-to-maturity. Securities classified as available-for-sale are recorded at their fair values. Unrealized gains or losses are reported as a separate component of stockholders' equity until realized.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses and result in the establishment of a new cost basis for the security. Realized gains and losses on all marketable securities are determined by specific identification and are charged or credited to current earnings.

Note 2 - Summary of Significant Accounting Policies (continued)

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

Depreciation

Properties and equipment are recorded at cost. All material property and equipment additions are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset, principally three years.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is likely that some portion or all of the deferred tax assets will not be realized.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 7, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet. The Company's financial instruments consist of cash and investment securities. The carrying amounts of these financial instruments have been estimated by management to approximate their fair values.

Valuation of Non-Employee Stock-Based Compensation

The Company applies the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation", to all issuances of stock to non-employees in exchange for goods and services. Accordingly, such issuances are accounted for based on the fair value of the goods or services received or the fair value of the shares issued, whichever is more reliably measured.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income to be disclosed in the financial statements. Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale. The Company did not have any items that met the definition of comprehensive income for the years ended December 31, 2000 and 1999.

Note 3 - Investments

The Company had the following investments in affiliated entities at December 31, 2000 and 1999:

	2000		1999
		Estimated	Estimated
	Original	Fair Market	Fair Market
	Cost Basis	Value	Value
Trading Securities:
E-Commerce West	$ 112,104	$ 9,340	$ - -

Securities Available-for-Sale:
ArchivalCD, Inc.	300,000	- -	300,000
Great Mane Marketing Company	18,000	18,000	18,000
Land Development Projects	193,936	- -	116,786
Clickgarden.com, Inc.	800,000	800,000	500,000
Saratoga International Holdings Corp.	286,479	25,000	377,742
T. L. Phipps, Inc.	75,281	75,281	- -
Total	1,673,696	918,281	1,312,528

Affiliates accounted for using the equity method:
Blue Crystal Mining, Ltd., net	- -	- -	4,971

Total Investments	$ 1,785,800	$ 927,621	$ 1,317,499

Trading Securities

In March 2000, the Company issued 64,100 common shares valued at $116,149 to E-Commerce West Corp. ("E-Commerce") in exchange for 100,000 shares of E-Commerce stock. In July 2000, the Company issued an additional 100,000 common shares valued at $44,000 in exchange for 166,857 shares of E-Commerce common stock. During 2000, the Company received proceeds of $42,484 from the sale of 80,057 shares of E-Commerce stock and realized losses on the stock sales of $5,561. Unrealized losses on the E-Commerce stock amount to $102,764 for the year ended December 31, 2000.

Note 3 - Investments (Continued)

In April 2000, the Company received 931,418 common shares of Saratoga International Holdings Corp. ("Saratoga") stock, with a fair value of $135,987, via the conversion of Saratoga Series A convertible, redeemable preferred stock. During 2000, the Company received proceeds of $74,656 from the sale of these shares and realized losses totaling $61,331 on the sales.

Securities Available for Sale

In February 2000, the Company issued 54,750 common shares valued at $75,281 to TL Phipps and Company, Inc. ("Phipps"). The Company holds a 25 percent ownership interest in Phipps.

During 2000, pursuant to a 1999 stock purchase agreement, the Company purchased 240,000 shares of common stock of Clickgarden.com, Inc. for $300,000. At December 31, 2000, the Company held a total of 700,000 shares of Clickgarden.com stock and had paid a total of $800,000 for these shares.

In April 1999, the Company received 377,742 shares of Series A convertible, redeemable preferred stock, with a cumulative dividend rate of 8% per annum from Saratoga International Holdings Corp., pursuant to an agreement to pay off the March 3, 1998 promissory note held by the Company. The three preferred stock certificates of 125,914 shares each were to be used to pay off the three remaining annual loan payments and interest payments totaling $441,468 with an equivalent amount of Saratoga common stock. In April 2000, the Company redeemed the first of the three certificates for 931,418 shares of Saratoga common stock, with a fair value of $135,987.

In April 2001, management determined that due to the depressed stock price of Saratoga's common stock, the number of Saratoga common shares that would have to be received upon conversion to fulfill the next scheduled payment, and the difficulty the Company would likely encounter in trying to sell such a large volume of shares, a permanent reduction of the estimated fair value of the Saratoga preferred shares would be appropriate. Management believes the fair value of the Saratoga preferred shares and accrued dividends to be approximately $25,000. Accordingly, a loss of $261,479 was realized at December 31, 2000.

Note 3 - Investments (Continued)

On November 1, 2000, the Company issued 150,000 shares with a fair value of $27,150 to Corporate Vision Development. At December 31, 2000, the Company had issued cash and stock totaling $193,936 in connection with land development projects.

In April 2001, after evaluating the future realizable benefit of the Company's investment in land development projects, the estimated costs that would have to be incurred to realize any benefit from the investments, and the compatibility of these investments with management's future operating plans, management determined that an adjustment to the fair value of the asset was appropriate in order to reflect the expected realizable value of the investment. The decline in the fair values of the investment was determined to be other than temporary and, accordingly, the cost basis of the investment was written down to fair value and the resulting realized loss of $193,936 was charged against earnings in the current year.

As of the date of this report, the Company was in the process of finalizing an agreement, whereby CVI would return all of its holdings of ArchivalCD, Inc. As a result, the fair value of the Company's investment in ArchivalCD was determined to be zero at December 31, 2000. As the decline in fair value was determined to be other than temporary, the cost basis of the securities held by the Company was written down to fair value and charged against earnings in 2000. Additionally, Corporate Vision is to cancel the promissory note from ArchivalCD. Accordingly, the $15,000 note receivable and accrued interest of $2,186 were charged to expense in 2000.

Equity Method Investments

The Company owns a 45% net operating interest in the Blue Crystal Mining Limited Partnership ("the Partnership"), which controls a mining operation in the state of Utah. Another 38% of the net operating interest in the mining operation is owned by current and former officers, employees, and directors of CVI. The Company accounts for this investment under the equity method. Accordingly, the Company's initial investment of $50,000 plus cash advances of $74,721 made to Blue Crystal is reduced by its percentage share of Blue Crystal's net operating loss. As of December 31, 2000, the Company's initial investment in the Partnership had effectively been reduced to zero and the carrying amount of the Company's cash advances had been reduced to $39,009.

Summary, unaudited financial information for Blue Crystal Mining, Ltd. for the years ended December 31, 2000 and 1999 is as follows:

ASSETS
	2000	1999
Property and equipment, net	$ 43,325	$ 49,031

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities	$ - -	$ 29,096
Partners' capital	43,325	19,935
	$ 43,325	$ 49,031

INCOME STATEMENT

Revenues	$ - -	$ - -
Expenses	105,738	100,064
Net Income (Loss)	$ (105,738)	$ (100,064)

The Partnership no longer holds the lease to the mine. The lease was terminated due to the lack of commercial production. Therefore, management has written off the remaining $39,009 receivable from the Partnership.

The Company uses the equity method only for those affiliates where the ability to exercise significant influence over the investee exists. Although the Company previously had a 20% ownership interest in ArchivalCD, Inc., the equity method was not applied to this investment, as the president and majority shareholder of ArchivalCD controlled approximately 79% of the voting stock, which negated the Company's ability to significantly influence ArchivalCD's financial or operating policies.

Note 4 - Property and Equipment

Property and equipment consists of the following at December 31, 2000 and 1999:

	2000	1999
Computers and equipment	$ 22,811	$ 19,288
Furniture	21,416	10,343
Accumulated depreciation	(18,747)	(3,679)
Property and equipment (net)	$ 25,480	$ 25,952

Depreciation expense for the year ended December 31, 2000 and 1999 was $13,204 and $2,435, respectively.

Note 5 - Other Assets

Other assets consists of the following at December 31, 2000 and 1999:

	2000		1999
		Estimated	Estimated
	Original	Fair Market	Fair Market
	Cost Basis	Value	Value

Working interest-oil and gas	$ - -	$ - -	$ 76,976
Interest in azurite	35,000	- -	- -
Domain names	1,783	- -	- -
Interest in E-Coins Trust	85,063	- -	- -
Interest in Nerdcard.com	85,400	- -	- -
Stock loan	25,560	- -	25,560
Deposits	3,000	3,000	3,000

	$ 235,806	$ 3,000	$ 105,536

In April 2001, after evaluating the future realizable benefit of the Company's various assets and projects, the estimated costs that would have to be incurred to realize any benefit from the assets, and the compatibility of the projects with management's future operating plans, management determined that it would be appropriate to adjust the carrying value of certain assets to their net realizable value. Additionally, the Company's interests in E-Coins Trust and Nerdcard.com were written off due to the discontinuation of these projects. The Company's working interest in oil and gas projects was sold during 2000, as disclosed in Note 10.

Note 6 - Capital Stock

At December 31, 2000, 1,000,000 shares of $0.01 par value preferred stock were authorized and 152,889 shares of Series A Non-cumulative Convertible Preferred Stock were issued and outstanding. Each outstanding share of the Company's Series A preferred stock will automatically convert into ten shares of the Company's common stock on September 1, 2003. If the Company fails to recognize at least $2,000,000 of pre-tax earnings, exclusive of extraordinary items and non-recurring items, for the twelve months ended June 30, 2002 or if the Company's common stock does not trade for a minimum of $10.00 per share for ten days between June 30, 2002 and August 15, 2003, then the Company will declare a one-fifth share dividend of Series A preferred stock for each preferred share held at the declaration date. The Company will declare a similar dividend if the Company's common stock does not trade above $10.00 per share for twenty consecutive days between July 15, 2003 and August 15, 2003 or if the company fails to have pre-tax earnings of $2,000,000, exclusive of extraordinary and non-recurring items.

At December 31, 2000, 50,000,000 shares of $0.01 par value common stock were authorized and 16,878,763 shares were issued and outstanding. There were 165,019 shares of common stock held as treasury stock at December 31, 2000.

On February 7, 2000, the Company purchased 35,019 shares of common stock from Keith Anderson, Chief Executive Officer for $50,428. On April 27, 2000, the Company purchased 30,000 shares of common stock from Raymond Hall, former Chief Operating Officer for $30,000. On May 4, 2000, the Company purchased 100,000 shares of common stock from Dale Ogden, former Chief Financial Officer for $100,000. The 165,019 shares of treasury stock are carried at cost.

Note 6 - Capital Stock (Continued)

The Company recorded three splits of the Company's issued common stock during 1999: a two-for-one split on June 14, a two-for-one split on August 17, and a three-for-one split on December 31. In addition, the Company recorded a three-for-one-split of its issued Series A preferred stock on December 31, 2000. The accompanying consolidated statement of stockholders' equity for the year ended December 31, 1999 has been adjusted for the effect of the 1999 stock splits.

During 2000, the Company retired 589,820 shares of its common stock. These shares consisted of clerical adjustments to the December 31, 1999 3-for-1 forward stock split and previously issued shares that had not been returned to CVI at December 31, 1999. The retirement of these shares had no effect on net assets or net income for the year 2000.

During 2000, the Company wrote off $35,000 in receivables from stock sales that were determined to be uncollectible.

Effective November 11, 1999 CVI decreased the authorized shares of common stock from 100,000,000 to 50,000,000 shares.

Note 7 - Earnings per Share

The computations of basic and dilutive loss per share from continuing operations were as follows:

			Development
	2000	1999	Stage
Net income (loss) attributable to common shares	$ (2,775,109)	$ (401,327)	$ (3,309,849)

Weighted average common Shares outstanding	14,108,144	9,720,106	9,207,303

Basic and dilutive income (loss) per common share	$ (0.20)	$ (0.04)	$ (0.36)

Weighted average common shares outstanding for the year ended December 31, 1999 have been adjusted for the three common stock splits that were recorded in 1999.

Note 7 - Earnings per Share (Continued)

The outstanding convertible preferred shares were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

Note 8 - Income Taxes

The Company has incurred net operating losses since inception and has a net operating loss carryforward of approximately $6,800,000 at December 31, 2000, expiring in years beginning in 2006. Additionally, the Company has a net capital loss carryforward of $63,868, which may be offset against future capital gains. As of December 31, 2000 and 1999, the Company had a net deferred tax asset of $3,212,881 and $2,102,838 respectively. A valuation allowance has been recognized to fully offset this asset due to the uncertainty of realizing the future benefit in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the allowance and will recognize the tax benefits of these assets only as assessment indicates that it is more likely than not that the benefits will be realized.

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

	2000	1999
Deferred tax asset:
Net operating loss carryforward	$ 2,742,013	2,102,838
Net capital loss carryforward	25,547
Book-to-tax differences:
Impaired assets	404,215
Unrealized losses on trading securities	41,106
Valuation allowance	(3,212,881)	(2,102,838)
Net deferred tax asset	$ - -	$ - -
Net increase in deferred tax asset valuation allowances	$ 1,110,043	$ 160,531

Note 8 - Income Taxes (Continued)

Deferred taxes reflect a combined federal and state tax rate of approximately 40%. A reconciliation between the amount of federal and state income taxes, based on a forty percent (40%) tax rate, and the effective amount of income taxes charged to operations is as follows:

	2000	1999
Statutory federal income taxes (refund)	$ (639,176)	$(160,531)
Capital loss carryforward	(25,547)	- -
Book-to-tax differences:
Impaired assets	(404,215)	- -
Unrealized losses on trading securities	(41,106)	- -
Valuation allowance	1,110,044	160,531

Effective income taxes	$ - -	$ - -

Note 9 - Commitments and Contingencies

Legal Proceedings

In 1999, the Company filed a legal claim against its former officers, directors, consultants, and related entities alleging negligence and breach of fiduciary duty by the defendants. The individual defendants filed counterclaims seeking past salary and expense reimbursement and further alleging defamation of character by Corporate Vision. In 2001, the lawsuit was settled. The counterclaims against CVI were dismissed and the defendants transferred common stock with a fair value of $35,000 to CVI's attorney to offset legal costs.

The Company has filed a legal claim seeking recovery of certain stock advanced to an unrelated company as collateral for a loan. The creditor has attempted to foreclose on the loan and alleges that CVI wrongfully placed administrative holds on the stock and shares that would have been issued as a result of CVI's December 1999 3-for-1 common stock split. The creditor is claiming damages of $300,000. Management believes that the Company's maximum liability in this matter would be $30,000.

Note 9 - Commitments and Contingencies (continued)

Lease Obligation

The Company leases its operating facility under a non-cancelable lease, which expires June 30, 2002. The Company's future minimum obligation under the lease is as follows:

Year Ended December 31,

2001	46,531
2002	23,833
$ 70,364

Total rent expense for 2000 and 1999 was $ 44,886 and $23,112, respectively.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net operating loss of $1,561,821 in 2000 and had previously sustained development stage losses of $534,739 through December 31, 1999. Additionally, management has written off approximately $1,000,000 in investments and other assets that were determined to have little or no future value to the Company. These factors, as well as the lack of operating revenues and the lack of positive cash flow create an uncertainty about the Company's ability to continue as a going concern. The Company's new management (Note 13) has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9 - Commitments and Contingencies (continued)

Resignation of Officers

In April 2000, the Company's Chief Financial Officer and Chief Operating Officer submitted their resignations to the board of directors. As of December 31, 2000, the Company had purchased a total of 130,000 shares of CVI stock from these officers at $1.00 per share as part of their termination settlement. Management does not anticipate that any additional payments will be made.

Note 10 - Related Party Transactions

The Company subleases a portion of its operating facilities on a month-to-month basis to entities owned by former officers, and other shareholders of the Company. Total rental income from related parties for 2000 and 1999 was $30,396 and $11,884, respectively.

In 2000, the Board of Directors approved the sale of CVI's working oil and gas interests to DEK Resources, Inc. ("DEK") in exchange for consideration totaling $80,000. Keith Anderson, Chief Executive Officer of Corporate Vision at December 31, 2000, is the owner of DEK.

During the year, the Company was advanced a total of $28,961 from DEK Resources Inc. The Company issued 133,000 shares of common stock to DEK as repayment for the advances.

At December 31, 2000 the employee receivable account consisted of a balance due of $139,224 from the Company's chief executive officer. As of the date of this report the balance had been reduced to $59,149.

During 2000, the Company made an unsecured loan to a shareholder totaling $20,000. The loan was repaid during the year.

Note 11 - Reclassifications of Financial Statement Presentation

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

Note 12 - Stock-Based Compensation Plans

Under the Company's 1995 Incentive Stock Option Plan ("the Plan") approved by shareholders, options may be granted to key employees to provide motivation to enhance the Company's success and increase shareholder value. The Company reserved 200,000 shares of common stock for this plan. The terms of exercise, expiration dates, and exercise price are determined by the board of directors. However, the exercise price may be no less than the market value of the Company's common stock on the grant date and no option may be exercised prior to expiration of ninety days from the date of grant. No option may extend longer than five years from the date of grant.

On December 23, 1998 the board of directors granted a total of 195,000 options to the officers of the Company at an exercise price of $0.25 per share. The options had a vesting period from December 31, 1998 through June 30, 2000 and an expiration date of June 30, 2000. On June 30,2000 all 195,000 options were exercised at $0.25 per share. As a result, the Company issued 195,000 shares of its common stock and recognized compensation expense in the amount of $66,300.

Information with respect to the stock options is summarized below:

		Weighted-
		Average
	Shares	Exercise Price
Outstanding at December 31, 1998	195,000	$ 0.25
Granted 1999	- -	- -
Outstanding at December 31, 1999	195,000	0.25
Granted 2000	- -	- -
Exercised 2000	(195,000)	0.25
Outstanding at December 31, 2000	- -	- -

Options exercisable, December 31, 1999	195,000	$ 0.25
Options exercisable, December 31, 2000	- -	$ - -

Note 12 - Stock-Based Compensation Plans (continued)

The Company applies the provisions of APB Opinion 25 in accounting for stock-based compensation. If compensation expense had been recorded using the accounting method recommended by SFAS 123, net income for 2000 and 1999 would have been reduced by $133,250 and $266,500, respectively. Fair value is determined by using a modified Black-Scholes model.

Note 13 Subsequent Events

On February 16, 2001, William Hale, Craig Treiber, and Robert Hildinger resigned as directors of the Company, leaving Keith Anderson as the sole board member. Mr. Anderson appointed Cynthia Cox, Gary Mays and A. Leon Blaser to fill the board seats vacated by Messrs. Hale, Treiber and Hildinger, and appointed Curtis Swart to fill a board seat which had been previously vacated. The newly appointed directors will hold office until the next annual meeting of shareholders.