Form 10QSB
period 2001-03-31
CORPORATE VISION INC /OK
filed 2001-06-01
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-18824

_________________________________________________

CORPORATE VISION, INC.

(Exact name of small business issuer as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1579755 (IRS Employer Identification No.)

3540 E. 31ST STREET

SUITE 1

TULSA, OK 74135

(Address of Principal Executive Offices)

(918) 749-2400

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X; No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,805,251 shares of its Common Stock, $0.01 par value, as of May 31, 2001.

CORPORATE VISION, INC.

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

CORPORATE VISION, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2001 and December 31, 2000

ASSETS	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)
Current Assets:
Cash	$ 0	$ 0
Receivable from related parties	172,485	139,224
Investments, net	927,621	927,621
Total Current Assets	1,100,106	1,066,845

Property and Equipment, net	31,393	25,480

Other Assets	3,000	3,000

TOTAL ASSETS	$ 1,134,499	$ 1,095,325

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2001 and December 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2001 (Unaudited)	December 31, 2000 (Audited)

Current Liabilities:
Accounts payable and accrued liabilities	$ 215,014	$ 178,091

Contingent Legal Liabilities	30,000	30,000

Shareholders' Equity
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding	1,529	1,529
Common stock, $0.01 par value, 50,000,000 shares authorized;18,355,251 and 16,878,763 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	183,243	168,788
Additional paid-in capital	9,043,956	8,929,548
Treasury stock, 165,019 shares	(180,428)	(180,428)
Stock to be issued	67,500	--
Deficit accumulated in the development stage	(3,503,961)	(3,309,848)
Retained earnings (deficit)	(4,722,355)	(4,722,355)
Total Stockholders' Equity	889,485	887,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,134,499	$ 1,095,325

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2001 and 2000 and

the development stage period from January 1, 1998 to March 31, 2001

(Unaudited)

	2001	2000	Development Stage Period

Revenues	58	7,211	462,898

General and Administrative Expenses	194,171	341,051	2,759,880
Income (Loss) From Operations	(194,113)	(333,840)	(2,296,982)

Other Income (Expense)
Interest income	--	13,943	55,831
Interest expense	--	(761)	(4,279)
Gain on sale of asset	--	--	3,024
Securities loss/write downs	--	--	(1,180,194)
Share of loss of Blue Crystal Mining	--	(11,870)	(81,361)
Total Other Income (Expense)	--	1,312	(1,206,979)

Net Income (Loss)	($ 194,113)	($ 332,528)	($ 3,503,961)

Basic and Diluted Earnings Per Share of Common Stock	$ (0.01)	$ (0.03)	$ (0.35)
Weighted Average Number of Common Shares Outstanding	17,966,975	13,015,834	9,904,759

The accompanying notes are an integral part of these financial statements

CORPORATE VISION, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31, 2001 and 2000 and the

development stage period from January 1, 1998 to March 31, 2001

(Unaudited)

	2001	2000	Development Stage Period

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($ 194,113)	($ 332,528)	($ 3,503,961)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,301	2,003	20,017
Net unrealized loss on trading securities			102,764
Net realized loss on trading securities			66,892
Impairment of assets			988,716
Stock dividends received			(15,110)
Compensation expense - stock options			66,300
Gain on sale of assets			(3,024)
Provision for bad debt			3,326
Non-cash stock issuances	101,350	86,587	932,897
Share of loss from Blue Crystal Mining Ltd.		11,870	92,611
Receivables written off			39,009
Common stock subscriptions written off			35,000
Services provided for non-cash consideration			(300,000)
Fixed assets exchanged for services			3,022
(Increase) decrease in receivables from affiliated companies		(701)	--
(Increase) decrease in related party receivables	(33,260)	(63,447)	(100,390)
(Increase) decrease in interest rec.			(15,110)
(Increase) decrease in deposits			(3,000)
Increase (decrease) in contingencies			30,000
(Increase) decrease in accrued interest		(13,943)	--
(Increase) decrease in other assets		(1,783)	--
Increase (decrease) in current liabilities	55,222	(384,024)	(166,810)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(67,500)	(695,966)	(1,726,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities			117,140
Investments in other companies		(100,365)	(599,262)
Purchase internet sites			(1,783)
Cash advances to other entities			(81,621)
Loans to other entities			(326,122)
Principal reductions of note rec.			83,380
Purchases of equipment	--	(10,421)	(39,032)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	--	(110,786)	(847,300)

NET CASH PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock		462,299	2,341,842
Common stock to be issued	67,500	--	67,500
Purchase of treasury stock	0	(50,428)	(180,428)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	67,500	411,871	(2,228,914)

NET INCREASE (DECREASE) IN CASH	$ --	($ 394,881)	($ 345,237)

CASH AT BEGINNING OF PERIOD	$ --	$ 799,163	$ 345,237

CASH AT END OF PERIOD	$ --	$ 404,282	$ --

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 0	$ 761	$ 761
Non-cash Investing and Financing Activities:
Common stock issued to purchase fixed assets	$ 9,214	$ 0	$ 9,214
Common stock issued as investment in affiliated companies	$ 0	$ 199,944	$ 658,140

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

(a Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001 (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared by Corporate Vision, Inc. (the "Company" or "CVIA") pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. This Form 10-QSB Report should be read in conjunction with the Company's Form 10-KSB, which contains audited financial statements for the Company for the fiscal year ended December 31, 2000, as filed with the U. S. Securities and Exchange Commission.

The results of operations for the period ended March 31, 2001 are not indicative of the results that may be expected for the full year.

Company's Activities

The Company was incorporated in Oklahoma on November 20, 1990 as a video production company. In 1992, the Company began developing custom CD-ROM and CD-i products for corporate clients.

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

Consolidation Issues

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

Note 2 - Investments

The Company owns the following investments in affiliated companies:

Clickgarden	$ 800,000
E-Commerce	9,340
Great Mane	18,000
Saratoga	25,000
T.L. Phipps and Company	75,281
Total	$ 927,621

Note 3 - Advances Receivable

During the quarter ended March 31, 2001, the Company had $172,485 of advances receivable from related parties. Of that amount, $170,899 was due from Keith Anderson, the Company's former chairman and chief executive officer. The amount due the Company by Mr. Anderson increased by $70,000 during the quarter as the result of the issuance of 700,000 shares of common stock in Mr. Anderson's name, which shares were approved by the Company's board on the condition that the shares be used as collateral for a loan to the Company. Instead, Mr. Anderson used the shares as collateral for a personal loan to him in the amount of about $35,000. The Company recorded the value of the shares at the time of issuance of $70,000 as an addition to advances receivable from Mr. Anderson. Subsequently, in connection with Mr. Anderson's resignation from the Company, the Company and Mr. Anderson agreed that Mr. Anderson would be allowed to retain the shares, and that their value would be applied against amounts due Mr. Anderson for unpaid compensation.

Note 4 - Issuance of Common Stock

The Company issued shares of its common stock in the following transactions in the quarter ended March 31, 2001:

  29,000 shares to satisfy a loan of $2,900 from an affiliate of the Company's chief executive officer at the time;
  79,496 shares to four directors for compensation for attendance at board meetings, valued at $9,600;
  50,000 shares to an employee for an annual bonus, valued at $4,000;
  225,897 shares to former officers and directors for consulting services rendered the Company, valued at $17,750;
  140,000 shares of common stock issued in payment of $15,400 in salaries that were accrued at December 31, 2000.
  184,283 shares issued to a former director as compensation for equipment purchased by the director for the Company, valued at $9,214; and
  700,000 shares valued at $70,000 issued to Keith Anderson (see Note 5).

Note 5 - Related Party Transactions

During the quarter ended March 31, 2001, the Company issued 29,000 shares of common stock to DEK Resources, a company controlled by the Company's chief executive officer at the time, to satisfy a loan in the amount of $2,900.

During the quarter ended March 31, 2001, the Company issued 700,000 shares of common stock in Mr. Anderson's name. The shares were approved by the Company's board on the condition that the shares be used as collateral for a loan to the Company. Instead, Mr. Anderson used the shares as collateral for a personal loan to him in the amount of about $35,000. The Company recorded the value of the shares at the time of issuance of $70,000 as an addition to advances receivable from Mr. Anderson. Subsequently, in connection with Mr. Anderson's resignation from the Company, the Company and Mr. Anderson agreed that Mr. Anderson would be allowed to retain the shares, and that their value would be applied against amounts due Mr. Anderson for unpaid compensation.

During the quarter ended March 31, 2001, the Company issued 225,897 shares of its common stock to former officers and directors for consulting services rendered the Company.

During the quarter ended March 31, 2001, the Company issued 184,283 shares of common stock to Dale Ogden, a former officer and director, in compensation for certain equipment purchased for the Company by Mr. Ogden.

Note 6 - Going Concern

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's discontinuance of historical operations and new strategic direction, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent on its ability to continue to raise sufficient operating capital.

Note 7 - Subsequent Events

On April 17, 2001, Keith Anderson resigned as an officer and director of the Registrant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three months ended March 31, 2001 were $58, as compared to revenues of $7,211 in the prior year, a decrease of $7,153.

General and Administrative Expenses

General and administrative expenses in the three months ended March 31, 2001 were $190,870 as compared to $341,051 in the prior year, a decrease of $150,181. The decrease in such expenses was attributable primarily to the Company's reduced level of operations and in particular reduced expenditures for outside consultants.

Operating Loss

The Company incurred an operating loss of ($194,113) in the three months ended March 31, 2001, as compared to an operating loss in the prior year of ($333,840). The Company's operating loss decreased in 2001 as compared to 2000 due to reductions in the amount of general and administrative expenses incurred by the Company.

Other Income (Expense)

The Company incurred net nonoperating income (loss) in the three months ended March 31, 2001 of $0, as compared to income of $1,312 in the prior year.

Net Income

The Company incurred a net loss in the three months ended March 31, 2001 of ($194,113) as compared to a net loss in the prior year of ($332,528). The substantial decrease in the net loss was primarily attributable to the Company's reduced level of operations, which resulted in a substantially reduced level of general and administrative expenses.

The Company believes that its results from operations in the three months ended March 31, 2001 are not indicative of the Company's results of operations in future periods. The Company's entire board of directors was replaced in the first quarter of 2001. The current board has undertaken a comprehensive review of the Company's prior investments, as well as its business strategy for future transactions. It is likely that, if the Company elects to maintain its current business as a business incubator and consultant, it will substantially change the type and nature of services it offers, as well as the form of compensation it receives for such services. In addition, the Company may elect to pursue other lines of business. The Company believes that its public trading status, combined with net operating loss carryforwards of over $5 million, may make it an attractive acquisition vehicle for another company that desires to become publicly traded.

Liquidity and Capital Resources

As of March 31, 2001, the Company had cash and cash equivalents of ($1,236), as compared to cash of ($83) as of December 31, 2000. As of March 31, 2001, the Company's net working capital of $885,092, as compared to net working capital of $888,754 as of December 31, 2000, a decrease of $3,662 during the three-month period. The reasons for the decline in working capital during the period were the accrual of significant accounts payable and accrued liabilities, offset by increase in advances receivable to related parties.

As of March 31, 2001, the Company had no active operations. A substantial portion of its working capital is invested in illiquid investments that cannot be liquidated to pay routine administrative expenses. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net operating loss of ($194,113) in the first three months of 2001, had minimal revenues from operations, had a negative cash balance, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

During the quarter ended March 31, 2001, the Company issued the following shares of common stock in unregistered transactions:

Date	Recipient	No. of Shares	Consideration
1/10/01	Keith Anderson	140,000	September 2000 salary of $15,400
1/10/01	DEK Resources	29,000	Satisfy loan of $2,900
1/15/01	Dale Ogden	36,363	Consulting Services valued at $4,000
1/15/01	Ray Hall	20,909	Consulting Services valued at $2,300
1/19/01	Keith Anderson	700,000	Stock issued for loan to company, proceeds retained by CEO
2/5/01	Ray Hall	31,875	Consulting Services valued at $2,550
2/5/01	Dale Ogden	68,750	Consulting Services valued at $5,500
2/5/01	Dale Ogden	252,283	184,283 as reimbursement for equipment purchased for company valued at $9,215; 68,000 shares issued for consulting services valued at $3,400
2/5/01	Barry Hall	50,000	2000 year end bonus valued at $4,000
2/15/01	William Hale	19,874	Director compensation valued at $2,400
2/15/01	Craig Treiber	19,874	Director compensation valued at $2,400
2/15/01	Keith Anderson	19,874	Director compensation valued at $2,400
2/15/01	Robert Hildinger	19,874	Director compensation valued at $2,400

The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

The Company filed a Form 8-K dated February 16, 2001 reporting in Item 6 on the resignation of William Hale, Craig Treiber, and Robert Hildinger as directors and officers of the Company, the appointment of Cynthia Cox, Gary Mays and A. Leon Blaser and Curtis Swart as directors, the appointment of Mr. Mays as chief executive officer, and the appointment of Mr. Blaser as chairman.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE VISION, INC.
Date: June 1, 2001	/s/ Cynthia Cox
By: Cynthia Cox, Chief Financial Officer