Form 10QSB
period 2001-06-30
CORPORATE VISION INC /OK
filed 2001-09-20
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

3540 E. 31st Street, Suite 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,805,590 shares of its Common Stock, $0.01 par value, as of September 17, 2001.

CORPORATE VISION, INC.

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CORPORATE VISION, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2001 and December 31, 2000

ASSETS	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)
Current Assets:
Cash	$ 26,222	$ 0
Receivable from related parties	106,400	139,224
Accounts receivable, net of uncollectible accounts of $132,484	244,619	0
Investments, net (Note 4)	971,385	927,621
Other current assets	27,775	0
Total Current Assets	1,376,401	1,066,845

Property and Equipment, net	159,612	25,480

Other Assets:
Goodwill, net of amortization of $1,062	1,699,034	0
Deposits	3,000	3,000
Total Other Assets	1,702,034	3,000

TOTAL ASSETS	$ 3,238,047	$ 1,095,325

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2001 and December 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2001 (Unaudited)	December 31, 2000 (Audited)

Current Liabilities:
Accounts payable and accrued liabilities	$ 555,573	$ 178,091
Line of credit	30,205	0
Current portion of long-term debt	33,550	0
Total Current Liabilities	619,328	178,091

Long-term debt	73,117	0

Contingent legal liabilities	30,000	30,000

Stockholders' Equity
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding	1,529	1,529
Common stock, $0.01 par value, 50,000,000 shares authorized;42,854,317 and 16,878,763 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	428,543	168,788
Additional paid-in capital	10,547,744	8,929,548
Treasury stock, 165,019 shares, at cost	(180,428)	(180,428)
Stock to be issued	50,260	--
Deficit accumulated in the development stage	(3,609,691)	(3,309,848)
Retained earnings (deficit)	(4,722,355)	(4,722,355)
Total Stockholders' Equity	2,515,602	887,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,238,047	$ 1,095,325

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended June 30, 2001 and 2000

(Unaudited)
	2001	2000

Revenues	72,393	26,530

Cost of revenues earned	19,720	--

Gross Profit	52,673	26,530

General and Administrative Expenses	171,622	406,199
Income (Loss) From Operations	(118,949)	(379,669)

Other Income (Expense)
Interest income	--	6,428
Interest expense	(526)	(2,193)
Gain on sale of asset	17,480	--
Unrealized loss on trading securities	(3,736)	--
Total Other Income (Expense)	13,218	4,235

Net Income (Loss)	($ 105,731)	($ 375,434)

Basic and Diluted Earnings Per Share of Common Stock	$ (0.01)	$ (0.03)

Weighted Average Number of Common Shares Outstanding	26,537,657	13,313,557

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Six months ended June 30, 2001 and 2000 and for the

Development Stage Period January 1, 1998 to June 30, 2001

(Unaudited)
	2001	2000	Development Stage Period

Revenues	72,451	33,741	535,292

Cost of revenues earned	19,720	--	19,720

Gross profit	52,731	33,741	515,572

General and Administrative Expenses	365,792	747,249	2,931,502
Income (Loss) From Operations	(313,061)	(713,508)	(2,415,930)

Other Income (Expense)
Interest income	--	20,370	55,831
Interest expense	(526)	(2,954)	(4,805)
Gain on sale of asset	17,480	--	20,504
Securities loss/write downs	--	--	(844,858)
Unrealized loss on trading securities	(3,736)	--	--
Loss on sale of trading securities	--	--	(66,892)
Assets impaired	--	--	(272,180)
Share of loss of Blue Crystal Mining	--	(11,870)	(81,361)
Total Other Income (Expense)	13,218	5,546	(1,193,761)

Net Income (Loss)	($ 299,843)	($ 707,962)	($ 3,609,691)

Basic and Diluted Earnings Per Share of Common Stock	$ (0.01)	$ (0.05)	$ (0.33)

Weighted Average Number of Common Shares Outstanding	22,350,596	13,133,013	11,092,823

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2001 and 2000 and the

development stage period from January 1, 1998 to June 30, 2001

(Unaudited)
	2001	2000	Development Stage Period

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($ 299,843)	($ 707,962)	($ 3,609,691)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,073	4,005	25,787
Net unrealized loss on trading securities	3,736		106,500
Net realized losses on trading securities			66,892
Impairment of assets			988,716
Stock dividends received			(15,110)
Compensation expense - stock options			66,300
Gain on sale of assets	(17,480)		(20,504)
Provision for bad debt			3,326
Non-cash stock issuances	126,350	197,168	957,897
Share of loss from Blue Crystal Mining Ltd.		11,870	92,611
Receivables written off			39,009
Common stock subscriptions written off			35,000
Services provided for non-cash consideration			(300,000)
Fixed assets exchanged for services			3,022
Changes in certain assets and liabilities:
(Increase) decrease in related-party receivables, net of stock received in lieu of cash	(27,176)	(12,602)	(94,306)
Increase in accounts receivable	(15,053)	--	(15,053)
(Increase) decrease in interest receivable		10,132	(15,110)
Increase (decrease) in cash overdrafts	(83)	5,998	--
(Increase) decrease in deposits			(3,000)
Increase (decrease) in contingencies			30,000
(Increase) decrease in other assets	(5,729)	--	(5,729)
Increase (decrease) in current liabilities	160,705	(372,170)	(61,412)
Total adjustments	234,341	(155,599)	1,884,836

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(65,502)	(863,561)	(1,724,855)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES
Cash received in acquisition of subsidiary	2,375	--	2,375
Proceeds from sale of trading securities	--	--	117,140
Proceeds from sale of available for sale securities	29,980	--	29,980
Investments in other companies	--	(436,352)	(599,262)
Purchase of internet sites	--	(1,783)	(1,783)
Purchases of equipment	--	(17,228)	(39,032)
Cash advances to other entities	--	--	(81,621)
Loans to other entities	--	(7,877)	(326,122)
Principal reductions of note receivable	--	105,767	83,380

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	32,355	(357,473)	(814,945)

NET CASH PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock	80,200	602,299	2,422,042
Reacquisition of treasury stock	--	(180,428)	(180,428)
Payments on line of credit	(20,831)	--	(20,831)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	59,369	421,871	2,220,783

NET INCREASE (DECREASE) IN CASH	$ 26,222	($ 799,163)	($ 319,017)

CASH AT BEGINNING OF PERIOD	$ --	$ 799,163	$ 345,239

CASH AT END OF PERIOD	$ 26,222	$ 0	$ 26,222

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 526	$ 2,954	$ 4,805
Non-cash Investing and Financing Activities:
Common stock issued to acquire subsidiary, net of cash received (Note 3)	$1,659,813	$ 0	$1,659,813
Common stock issued as investment in other companies	$ 0	$ 370,344	$ 658,140
Common stock received in lieu of cash (Note 5)	$ 60,000	$ --	$ 60,000

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

(a Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001 (Unaudited)

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

The results of operations for the period ended June 30, 2001 are not indicative of the results that may be expected for the full year.

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

Consolidation Issues

The consolidated financial statements include the accounts of Corporate Vision, Inc. and its wholly owned subsidiary, CVI Resources and its majority-owned subsidiary IPOSITE.com, both Delaware corporations for the three month and six month periods ended June 30, 2001. The Company established both subsidiaries in 1999 as vehicles for future business ventures. The consolidated financial statements further include the accounts and results of operations of its wholly-owned subsidiary, Southeastern Research and Recovery, Inc., a South Carolina corporation for the period from June 21, 2001 (date of acquisition) to June 30, 2001. All material intercompany transactions and balances are eliminated in consolidation.

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

Note 2 - Investments

The Company had the following investments at June 30, 2001:
		Estimated
	Original	Fair Market
	Cost Basis	Value
Trading Securities:
E-Commerce West	$ 112,104	$ 5,604

Securities Available-for-Sale:
Great Mane Marketing Company	18,000	18,000
Clickgarden.com, Inc.	860,000	860,000
Saratoga International Holdings Corp.	143,240	12,500
T. L. Phipps, Inc.	75,281	75,281
Total	1,096,521	965,781

Total Investments	$ 1,208,625	$ 971,385

Year-to-date unrealized losses on trading securities amount to $3,736.

In April 2001, the Company obtained 40,000 shares of Clickgarden.com, Inc. common stock valued at $60,000 from its former chief executive officer as partial payment for amounts owed to the Company.

In June 2001, the Company sold 125,914 shares of Saratoga International Holdings Corp. Series A preferred stock to an unrelated party for $29,980 and recognized a gain on the transaction of $17,480.

Note 3 - Acquisition of Southeastern Research and Recovery, Inc.

On June 21, 2001, the Company acquired all of the outstanding common stock of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 22,500,000 restricted shares of Corporate Vision common stock, valued at $1,662,188. The acquisition was accounted for using the purchase method of accounting, whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by the Company at their fair value. The excess of the amount paid over the fair value of SRR's identifiable net assets was $1,700,096, which has been reflected in the balance sheet as goodwill. The Company expects to benefit from the goodwill acquired in this transaction over a period of forty years, and is amortizing the amount recorded using the straight-line method over that period.

In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price has been allocated to the assets and liabilities of SRR based upon their fair market values as follows:
Assets Acquired:
Cash	$ 2,375
Other current assets	251,613
Property and equipment	132,927
Goodwill	1,700,096
Total Assets Acquired	$ 2,087,011

Liabilities Assumed:
Current liabilities	(318,156)
Long-term debt	(106,667)
Total Liabilities Assumed	$ (424,823)

Total	$ 1,662,188

Note 4 - Issuance of Common Stock

The Company issued shares of its common stock in the following transactions in the quarter ended June 30, 2001:

    109,980 shares valued at $10,448 to an employee as wages;

    10,000 shares as payment of $700 in rent;

    22,500,000 shares to acquire a subsidiary (Note 3).

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
    1,000,000 shares for $45,000 consideration to Charles M. Mbeanefo, M.D.
    200,000 shares for $10,000 consideration to HC Proffitt
    200,000 shares to Richard Vanhorn
    100,000 shares for $5,000 consideration to Dawn M. Holstead
    250,000 shares for $12,500 consideration to Robert J. Mottern
    50,000 shares for $2,700 consideration to Eugene Johnson
    100,000 shares for $5,000 consideration to Curtis Swart
    10,000 shares for $500 consideration to Brenda Roberts

Note 5 - Related Party Transactions

During the quarter ended March 31, 2001, the Company issued 700,000 shares of common stock in Mr. Anderson's name. The shares were approved by the Company's board on the condition that the shares be used as collateral for a loan to the Company. Instead, Mr. Anderson used the shares as collateral for a personal loan to him in the amount of about $35,000. The Company recorded the value of the shares at the time of issuance of $70,000 as an addition to advances receivable from Mr. Anderson. Subsequently, in connection with Mr. Anderson's resignation from the Company, the Company and Mr. Anderson agreed that Mr. Anderson would be allowed to retain the shares, and that their value would be applied against amounts due Mr. Anderson for unpaid compensation. The balance of the receivable at March 31, 2001 was $170,900.

During the quarter ended June 30, 2001, the amount due from Mr. Anderson was reduced by $60,000 upon receipt of Clickgarden.com common stock from Mr. Anderson (see Note 2) and was further reduced by $4,500, which represents the proceeds received by the Company from the sale of gold coins turned over to the Company by Mr. Anderson.

Note 6 - Earnings per Share

The computations of basic and dilutive loss per share from continuing operations for the three months ended June 30, 2001 are as follows:
	Three Months Ended June 30,
	2000	1999
Net loss attributable to common shares	$ (105,731)	$ (375,434)

Weighted average common shares outstanding	26,537,657	13,313,557

Basic and dilutive loss per common share	$ (0.01)	$ (0.03)

The computations of basic and dilutive loss per share from continuing operations for the six months ended June 30, 2001 and for the development stage period are as follows:
	Six Months Ended June 30,		Development
	2000	1999	Stage
Net loss attributable to Common shares	$ (299,843)	$ (707,962)	$ (3,609,693)

Weighted average common Shares outstanding	22,350,596	13,133,013	11,092,823

Basic and dilutive loss per common share	$ (0.01)	$ (0.05)	$ (0.33)

The Company's outstanding convertible preferred shares were not included in the computation of weighted average shares outstanding because the effect of their inclusion would be antidilutive.

Note 7 - Commitments and Contingencies

Legal Proceedings

The Company has filed a legal claim seeking recovery of certain stock advanced to an unrelated company as collateral for a loan. The creditor has attempted to foreclose on the loan and alleges that the Company wrongfully placed administrative holds on the stock and shares that would have been issued as a result of the Company's December 1999 3-for-1 common stock split. The creditor is claiming damages of $300,000. Management believes that the Company's maximum liability in this matter would be $30,000. Accordingly, the Company's balance sheet reflects a contingent liability for this amount.

Lease Obligation

The Company leases its operating facility under a non-cancelable lease, which expires June 30, 2002. The Company's future minimum obligation under the lease is as follows:

Year Ended December 31,

2001	23,266
2002	23,833
$ 47,099

Note 8 - Subsequent Events

In July 2001, the Company organized certain shareholders of Clickgarden, Inc. to sign a resolution removing the board of directors of Clickgarden, Inc., and appointing three board members nominated by the Company. Following the action, the three board members of Clickgarden, Inc. are A. Leon Blaser, Gary Mays and Douglas Holsted. Messrs. Mays and Blaser are directors of the Company. Mr. Holsted is the husband of the Company's chief financial officer. The new directors of Clickgarden, Inc. then terminated existing management and appointed new officers. The Company took action to replace management of Clickgarden, Inc. because the Company was dissatisfied with the direction of management, and believed that management was ignoring certain revenue opportunities. At the end of the Company's fiscal year, the Company plans to reevaluated whether the carrying value of its investment in Clickgarden, Inc. should be reduced in light of current market and business conditions.

Effective August 27, 2001, holders of a majority of the Company's issued and outstanding common stock approved a resolution to increase the number of authorized shares of common stock, par value $0.01 per share, from 50,000,000 to 200,000,000, and to ratify a prior 1 for 300 reverse split effected in 1998 without shareholder approval. Pursuant to federal securities regulations, the resolutions may not filed of record in Oklahoma until twenty days after an information statement describing the proposed corporate actions has been mailed to shareholders. The information statement was mailed in the first week of September 2001, and the Company believes that the proposed corporate action will become final in the last week of September 2001.

Note 9 - Going Concern

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

Results of Operation

Revenues

Revenues in the three months ended June 30, 2001 were $72,393, as compared to revenues of $26,530 in the prior year, an increase of $45,863. The increase was attributable to the purchase of Southeastern Research and Recovery, Inc. ("SRR") on June 21, 2001. Prior to the purchase of SRR, the Company was not engaged in revenue generating operations.

General and Administrative Expenses

General and administrative expenses in the three months ended June 30, 2001 were $171,622 as compared to $406,199 in the prior year, a decrease of $234,577. The decrease in such expenses was attributable primarily to the Company's reduced level of operations and in particular reduced expenditures for outside consultants.

Operating Loss

The Company incurred an operating loss of ($118,949) in the three months ended June 30, 2001, as compared to an operating loss in the prior year of ($379,669). The Company's operating loss decreased in 2001 as compared to 2000 due to reductions in the amount of general and administrative expenses incurred by the Company, as well as increased revenues and gross profit resulting from the Company's acquisition of SRR during the quarter.

Other Income (Expense)

The Company incurred net nonoperating income in the three months ended June 30, 2001 of $13,218, as compared to income of $4,235 in the prior year. The increase was primarily the result of an unusual gain in the amount of $17,480 realized from the Company's sale of its interest in Saratoga International Holdings Corp. Series A preferred stock.

Net Income

The Company incurred a net loss in the three months ended June 30, 2001 of ($105,731) as compared to a net loss in the prior year of ($375,434). The substantial decrease in the net loss was primarily attributable to the Company's reduced level of operations, which resulted in a substantially reduced level of general and administrative expenses, as well as operating earnings resulting from the Company's acquisition of SRR late in the quarter.

The Company believes that its results from operations in the three months ended June 30, 2001 are not indicative of the Company's results of operations in future periods. The Company's entire board of directors was replaced in the first quarter of 2001. In addition, the Company acquired SRR late in the quarter. SRR is engaged in the liquid waste disposal business, and generated positive operating earnings in 2000 and the interim period prior to the Company's acquisition of it. The current board has undertaken a comprehensive review of the Company's prior investments, as well as its business strategy for future transactions. It is likely that, if the Company elects to maintain its current business as a business incubator and consultant, it will substantially change the type and nature of services it offers, as well as the form of compensation it receives for such services. In addition, the Company may elect to pursue other lines of business. The Company believes that its public trading status, combined with net operating loss carryforwards of over $5 million, may make it an attractive acquisition vehicle for another company that desires to become publicly traded.

Liquidity and Capital Resources

As of June 30, 2001, the Company had cash and cash equivalents of $26,222, as compared to cash of $0 as of December 31, 2000. As of June 30, 2001, the Company's net working capital of $757,073, as compared to net working capital of $888,754 as of December 31, 2000, a decrease of $159,456 during the six-month period. The reasons for the decline in working capital during the period were the accrual of significant accounts payable and accrued liabilities, as well as accounts payable and accrued liabilities assumed in connection with the Company's purchase of SRR.

As of June 30, 2001, a substantial portion of its working capital was invested in illiquid investments that cannot be liquidated to pay routine administrative expenses. Consequently, the Company is currently dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net operating loss of ($105,731) in the three months ended June 30, 2001, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

During the quarter ended June 30, 2001, the Company issued the following shares of common stock in unregistered transactions:
Date	Recipient	No. of Shares	Consideration
5/17/01	Barry Hall	109,980	Wages of $10,448
6/20/01	Charles M. Mbeanefo, MD	1,000,000	$ 45,000.00
6/20/01	Richard Vanhorn	200,000
6/20/01	Dawn M. Holstead	100,000	$ 5,000.00
6/20/01	Robert J. Mottern	250,000	$ 12,500.00
6/25/01	Eugene Johnson	50,000	$ 2,700.00
6/25/01	Curtis Swart	100,000	$ 5,000.00
6/25/01	Brenda Roberts	10,000	$ 500.00
6/20/01	HC Proffitt	200,000	$ 10,000.00
6/25/01	Charles Underwood	10,000	Rent of $700
6/21/01	Global Eco-Logical Services, Inc.	22,500,000	Acquisition of Southeastern Research and Recovery, Inc.

The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

The Company filed a Form 8-K dated June 21, 2001 reporting in Item 1 of a change in control of the Company, in Item 2 of the acquisition of SRR, and in Item 6 on the resignation of two directors, Cynthia Cox and Curtis Swart.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORPORATE VISION, INC.
Date: September 19, 2001	/s/ Gary L. Mays
By: Gary L. Mays, Chief Executive Officer