Form 10QSB
period 2001-09-30
CORPORATE VISION INC /OK
filed 2001-12-10
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,895,057 shares of its Common Stock, $0.01 par value, as of December 4, 2001.

CORPORATE VISION, INC.

FORM 10-QSB REPORT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CORPORATE VISION, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2001 and December 31, 2000

ASSETS	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)
Current Assets:
Cash	$ 12,212	$ 0
Receivable from related parties	106,400	139,224
Receivable from investee	14,200
Accounts receivable, net of uncollectible accounts of $128,342	219,328	0
Other current assets	10,033	0
Investments, net	971,385	927,621
Total Current Assets	1,333,558	1,066,845

Property and Equipment, net	175,871	25,480

Other Assets:
Goodwill, net of amortization of $11,738	1,696,370	0
Deposits	3,000	3,000
Total Other Assets	1,699,370	3,000

TOTAL ASSETS	$ 3,208,799	$ 1,095,325

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2001 and December 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)

Current Liabilities:
Accounts payable and accrued liabilities	$ 542,357	$ 178,091
Line of credit	36,228	0
Note payable - related party	50,000	0
Current portion of long-term debt	51,116	0
Deferred revenue	5,000	0
Total Current Liabilities	684,701	178,091

Long-term Debt, Net of Current Portion	78,767	0

Contingent legal liabilities	30,000	30,000

Stockholders' Equity
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 42,895,057 and 16,878,763 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	428,951	168,788
Additional paid-in capital	10,949,536	8,929,548
Treasury stock, 165,019 shares, at cost	(180,428)	(180,428)
Stock to be issued	148,260	--
Retained earnings (deficit)	(8,532,517)	(4,722,355)
Total Stockholders' Equity	2,415,331	887,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,208,799	$ 1,095,325

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2001 and 2000

(Unaudited)
	2001	2000

Revenues	$ 422,827	$ 10,522

Costs and Expenses
Operating	349,989	--
Selling, general and administrative	267,639	368,118
Total Costs and Expenses	617,628	368,118

Operating Loss	(194,801)	(357,595)

Other Income (Expense)
Interest income	--	6,275
Interest expense	(5,670)	--
Total Other Income (Expense)	(5,670)	6,275

Net Income (Loss)	($ 200,471)	($ 351,320)

Basic and Diluted Earnings Per Share of Common Stock	$ (0.01)	$ (0.03)

Weighted Average Number of Common Shares Outstanding	42,881,477	13,841,746

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)
	2001	2000

Revenues	495,278	44,264

Costs and Expenses
Operating	370,070	--
Selling, general and administrative	633,070	1,115,367
Total Costs and Expenses	1,003,140	1,115,367

Operating Loss	(507,862)	(1,071,103)

Other Income (Expense)
Interest income	--	26,645
Interest expense	(6,196)	(2,954)
Gain on sale of asset	17,480	--
Unrealized loss on trading securities	(3,736)	--
Share of loss of Blue Crystal Mining	--	(11,870)
Total Other Income (Expense)	7,548	11,821

Net Income (Loss)	($ 500,314)	($ 1,059,282)

Basic and Diluted Earnings Per Share of Common Stock	$ (0.02)	$ (0.08)

Weighted Average Number of Common Shares Outstanding	29,194,223	13,369,257

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	2001	2000
Cash Flows from Operating Activities:
Cash collections	$ 495,278	$ 44,264
Interest received	--	30,502
Cash paid to suppliers and employees	(665,272)	(1,035,034)
Interest paid	(6,196)	(2,954)
Net Cash Used by
Operating Activities	(176,190)	(963,222)

Cash Flows from Investing Activities:
Cash received in acquisition of subsidiary	2,375	--
Proceeds from sale of available for sale securities	29,980	--
Investments in other companies	--	(436,352)
Purchases of equipment	(43,806)	(17,228)
Cash advances to investees	(14,200)	(14,277)
Principal reductions of note receivable	--	105,768
Net Cash Provided (Used)
by Investing Activities	(25,651)	(362,089)

Cash Flows from Financing Activities:
Cash sales of common stock	82,400	604,299
Proceeds from sales of marketable securities	--	81,305
Stock to be issued	73,261	--
Loans from stockholders	--	26,500
Proceeds from short-term debt	114,195	--
Proceeds from long-term debt	33,756	--
Principal payments on long-term debt	(10,556)	--
Reacquisition of treasury stock	--	(180,428)
Payments on line of credit	(79,002)	--
Net Cash Provided
by Financing Activities	214,053	531,676

Net Increase (Decrease) in Cash	12,212	(793,635)

Cash at Beginning of Period	--	799,163

Cash at End of Period	$ 12,212	$ 5,528

	2000	2001
Reconciliation of Net Loss to Net
Cash Used by Operating Activities:
Net loss	$ (500,314)	$ (1,059,282)
Reconciling Adjustments:
Depreciation	25,867	6,008
Amortization	11,738	--
Net unrealized loss on trading securities	3,736	--
Gain on sale of assets	(17,480)	--
Non-cash stock issuances	201,350	333,293
Share of loss of Blue Crystal Mine	--	11,870
Changes in Certain Assets and Liabilities:
Increase in related-party receivables, net of stock received in lieu of cash	(27,176)	(2,907)
(Increase) Decrease in accounts receivable	14,380	(12,425)
(Increase) Decrease in interest receivable	--	3,857
(Increase) Decrease in other assets	12,013	(1,783)
Increase (Decrease) in cash overdrafts	(83)	--
Increase (Decrease) in accounts payable	4,860	--
Increase (Decrease) in deferred revenues	5,000	--
Increase (Decrease) in accrued liabilities	89,919	(241,853)
Total Adjustments	324,124	96,060

Net Cash Used by Operating Activities	$ (176,190)	$ (963,222)

Supplemental Disclosures:
Noncash Investing and Financing Activities:
Common stock issued to acquire subsidiary, net of cash received (Note 3)	$ 1,659,813	$ --
Common stock received as repayment for advances (Note 4)	$ 60,000	$ --
Common stock to be issued for compensation	$ 75,000

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 (Unaudited)

Note 1 - Company Background

Corporate Vision, Inc. (referred to herein, as "CVI" or "the Company") was incorporated in Oklahoma on November 20, 1990 as a video production company. In 1992, the Company began developing custom CD-ROM and CD-i products for corporate clients.

In December 1994, the Company purchased 90% of the outstanding common stock of Trident Enterprises, Inc. (Trident), a publicly traded Nevada corporation. In May 1995, the shareholders of CVI and Trident approved a merger of the companies, after which Trident ceased to exist as a separate entity and CVI remained as the surviving corporation. In June 1995, CVI's common stock began trading on the OTC Bulletin Board under the symbol "CVIA."

The Company continued to develop and produce custom CD-ROM, CD-i, on-line, and Internet products for the corporate and consumer markets until 1997, when the Company discontinued its primary operations and liquidated the majority of its assets.

In 1998, the remaining board members changed the Company's primary business focus to providing investment and merchant banking services to privately held companies interested in making an initial public offering.

In 2001, a new board of directors and new officers were appointed. Under the direction of the new management team, the Company acquired a waste disposal company, which allowed the Company to recognize significant operating revenue in the quarter ended September 30, 2001. Prior to this acquisition, the Company was in the development stage.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiary, CVI Resources and its majority-owned subsidiary IPOSITE.com, both Delaware corporations, for the three month and nine month periods ended September 30, 2001. The consolidated financial statements further include the accounts and results of operations of its wholly-owned subsidiary, Southeastern Research and Recovery, Inc., a South Carolina corporation, for the period from June 21, 2001 (date of acquisition) to September 30, 2001. All material intercompany transactions and balances have been eliminated in consolidation.

These financial statements have been prepared by the Company pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments and disclosures, which are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. This Form 10-QSB Report should be read in conjunction with the Company's Form 10-KSB, which contains audited financial statements for the Company for the fiscal year ended December 31, 2000, as filed with the U. S. Securities and Exchange Commission.

The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's discontinuance of historical operations and new strategic direction, such realization of assets and liquidation of liabilities is subject to significant uncertainty. Further, the Company's ability to continue as a going concern is highly dependent on the success of its ability to continue to raise sufficient operating capital.

Note 3 - Acquisition

On June 21, 2001, the Company acquired all of the outstanding common stock of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 22,500,000 restricted shares of Corporate Vision common stock, valued at $1,662,188. The acquisition was accounted for using the purchase method of accounting, whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by the Company at their fair value. The excess of the amount paid over the fair value of SRR's identifiable net assets was $1,708,108, which has been reflected in the balance sheet as goodwill, net of accumulated amortization. The Company expects to benefit from the goodwill acquired in this transaction over a period of forty years, and is amortizing the amount recorded using the straight-line method over that period.

In accordance with Accounting Principles Board ("APB") No. 16, the aggregate purchase price has been allocated to the assets and liabilities of SRR based upon their fair market values as follows:

Assets Acquired:
Cash	$ 2,375
Other current assets	255,755
Property and equipment, net	123,238
Goodwill	1,708,108
Total Assets Acquired	$ 2,089,476

Liabilities Assumed:
Current liabilities	(320,606)
Long-term debt	(106,682)
Total Liabilities Assumed	$ (427,288)
Total	$ 1,662,188

Note 4 - Investments

The Company had the following investments at September 30, 2001:

		Estimated
	Original	Fair Market
	Cost Basis	Value
Trading Securities:
E-Commerce West	$ 112,104	$ 5,604

Securities Available-for-Sale:
Great Mane Marketing Company	18,000	18,000
Clickgarden.com, Inc.	860,000	860,000
Saratoga International Holdings Corp.	143,240	12,500
T. L. Phipps, Inc.	75,281	75,281
Total	1,096,521	965,781

Total Investments	$ 1,208,625	$ 971,385

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

Note 5 - Related Party Transactions

Related Party Receivables

At September 30, 2001 the Company had a receivable in the amount of $106,400 from its former chief executive officer and chairman, Keith Anderson.

During the quarter ended March 31, 2001, the amount due the Company from Mr. Anderson increased by $70,000 over the amount reported at December 31, 2000, as the result of the issuance of 700,000 shares of common stock in Mr. Anderson's name. The issuance of these shares was approved by the Company's board of directors on the condition that the shares be used as collateral for a loan to the Company. Instead, Mr. Anderson used the shares as collateral for a personal loan to him in the amount of about $35,000. Subsequently, in connection with Mr. Anderson's resignation from the Company, the Company and Mr. Anderson agreed that Mr. Anderson would be allowed to retain the shares, and that their value would be applied against amounts due Mr. Anderson for unpaid compensation. The balance of the receivable at March 31, 2001 was $170,900.

During the quarter ended June 30, 2001, the amount due from Mr. Anderson was reduced by $60,000 upon receipt of Clickgarden.com common stock from Mr. Anderson (see Note 4) and was further reduced by $4,500, which represents the proceeds received by the Company from the sale of gold coins turned over to the Company by Mr. Anderson.

Other Related Party Transactions

In January 2001, the Company issued 29,000 shares of common stock to DEK Resources, a company controlled by the Company's chief executive officer at the time, to satisfy a loan in the amount of $2,900.

During January and February 2001, the Company issued 225,897 shares of its common stock, with an aggregate value of $17,750, to former officers and directors for consulting services rendered the Company.

In February 2001, the Company issued 184,283 shares of common stock, valued at $9,214, to Dale Ogden, a former officer and director, in compensation for certain equipment purchased for the Company by Mr. Ogden.

During the quarter ended September 30, 2001, the Company received $50,000 from a limited liability company (LLC) in exchange for a promissory note dated August 31, 2001. The Company's chairman of the board is a member of the LLC. The note bears interest at 25% per annum and matures October 31, 2001 and is currently in default.

Note 6 - Long-term Debt

During the quarter ended September 30, 2001, the Company acquired vehicles for its waste management operations, which were financed by two promissory notes with a bank totaling $33,756. At September 30, 2001, the notes had outstanding principal balances of $13,176 and $17,887, with interest of 13% and 11%, and mature in 2002 and 2004, respectively.

Note 7 - Common Stock

The Company issued shares of its common stock in the following transactions during the nine months ended September 30, 2001:

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
    140,000 shares of common stock issued in payment of $15,400 in salaries that were accrued at December 31, 2000;
    184,283 shares issued to a former director as compensation for equipment purchased by the director for the Company, valued at $9,214;
    700,000 shares valued at $70,000 to Keith Anderson (see Note 5);
    109,980 shares valued at $5,500 to an employee as wages;
    1,950,740 shares in exchange for $82,900 in cash;
    10,000 shares as payment of $700 in rent; and,
    22,500,000 shares pursuant to the acquisition of a subsidiary (Note 3).

Effective August 27, 2001, the Company increased the number of authorized shares of common stock, par value $0.01 per share, from 50,000,000 to 200,000,000.

As of September 30, 2001, the Company had received $73,260.22 in cash from three individuals to purchase shares of common stock at $0.05 per share, which shares have not been issued. One of the individuals is the Company's chairman, and another is the husband of an advisory director of the Company. In addition, in connection with the Company's acquisition of SRR, the Company entered into an employment agreement with a principle of SRR, who is now an officer and director of the Company, under which the Company is obligated to issue 3,000,000 shares of common stock for services for a one year period. However, the Company is amortizing the cost of the employment agreement over the one year term at the rate of $75,000 per quarter. None of the shares have been issued, and therefore the amount is reported as stock to be issued on the financial statements.

Note 7 - Earnings per Share

The computations of basic and dilutive loss per share from continuing operations for the three months ended September 30, 2001 are as follows:

	Three Months Ended June 30,
	2000	1999
Net loss attributable to Common shares	$ (200,471)	$ (351,320)

Weighted average common Shares outstanding	42,881,477	13,841,746

Basic and dilutive loss per common share	$ (0.01)	$ (0.03)

The computations of basic and dilutive loss per share from continuing operations for the nine months ended September 30, 2001 and for the development stage period are as follows:

	Nine Months Ended June 30,
	2000	1999
Net loss attributable to Common shares	$ (500,314)	$ (1,083,023)

Weighted average common Shares outstanding	29,194,223	13,369,257

Basic and dilutive loss per common share	$ (0.02)	$ (0.08)

The Company's outstanding convertible preferred shares were not included in the computation of weighted average shares outstanding because the effect of their inclusion would be antidilutive.

Note 8 - Commitments and Contingencies

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

Lease Obligation

The Company leases its operating facility under a non-cancelable lease, which expires June 30, 2002. The Company's future minimum obligation under the lease is as follows:

Year Ended December 31,

2001	11,633
2002	23,833
$ 35,466

Note 9 - Subsequent Events

In November 2001, the Company signed a letter of intent to acquire 100% of the issued and outstanding common stock of an Ohio-based trucking company, subject to a financial audit and the satisfactory completion of due diligence.

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

Results of Operation

Revenues

Revenues in the three months ended September 30, 2001 were $422,827, as compared to revenues of $10,522 in the prior year, an increase of $412,305. The increase was attributable to the purchase of Southeastern Research and Recovery, Inc. ("SRR") on June 21, 2001. Prior to the purchase of SRR, the Company was not engaged in revenue generating operations. Revenues during the quarter ended September 30, 2001 were adversely affected by terrorist acts committed on September 11, 2001, which caused certain customers to defer waste shipments until the next quarter. As a result, the Company expects revenues during the succeeding quarter to be greater than normal.

General and Administrative Expenses

General and administrative expenses in the three months ended September 30, 2001 were $267,639 as compared to $368,118 in the prior year, a decrease of $100,479. The decrease in such expenses was attributable primarily to the Company's reduced expenditures for outside consultants, offset to some extent by costs under an employment agreement with an officer of the Company that is payable only in shares of common stock, and therefore does not represent a cash expense of the Company.

Operating Loss

The Company incurred an operating loss of ($194,801) in the three months ended September 30, 2001, as compared to an operating loss in the prior year of ($357,595). The Company's operating loss decreased in 2001 as compared to 2000 due to reductions in the amount of general and administrative expenses incurred by the Company, as well as increased revenues and gross profit resulting from the Company's acquisition of SRR during the quarter.

Other Income (Expense)

The Company incurred net nonoperating income in the three months ended September 30, 2001 of ($5,670), as compared to income of $6,275 in the prior year. The decrease was the result of interest accruing on indebtedness of the Company's newly acquired subsidiary, SRR, as well as a loan to the Company in the amount of $50,000, whereas in the prior year the Company had no interest-bearing obligations and realized interest income from investments.

Net Income

The Company incurred a net loss in the three months ended September 30, 2001 of ($200,471) as compared to a net loss in the prior year of ($351,320). The substantial decrease in the net loss in 2001 as compared to 2000 was due to reductions in the amount of general and administrative expenses incurred by the Company, as well as increased revenues and gross profit resulting from the Company's acquisition of SRR during the quarter.

The Company believes that its results from operations in the three months ended September 30, 2001 are not indicative of the Company's results of operations in future periods. The Company's entire board of directors was replaced in the first quarter of 2001. In addition, the Company acquired SRR just prior to the quarter. SRR is engaged in the liquid waste disposal business, and generated positive operating earnings in 2000 and the interim period prior to the Company's acquisition of it. However, SRR's operations were adversely affected by the terrorist acts on September 11, 2001, which causes certain customers to defer shipments of waste to the next quarter. The current board has undertaken a comprehensive review of the Company's prior investments, as well as its business strategy for future transactions. It is likely that, if the Company elects to maintain its current business as a business incubator and consultant, it will substantially change the type and nature of services it offers, as well as the form of compensation it receives for such services. In addition, the Company may elect to pursue other lines of business. The Company believes that its public trading status, combined with net operating loss carryforwards of over $5 million, may make it an attractive acquisition vehicle for another company that desires to become publicly traded.

Liquidity and Capital Resources

As of September 30, 2001, the Company had cash and cash equivalents of $12,212, as compared to cash of $0 as of December 31, 2000. As of September 30, 2001, the Company had net working capital of $648,857, as compared to net working capital $ 888,754 as of December 31, 2000, a decrease of $201,030 during the nine-month period. The primary reason for the decline in working capital during the period was the assumption of significant accounts payable and accrued liabilities assumed in connection with the Company's purchase of SRR.

As of September 30, 2001, a substantial portion of the Company's working capital was invested in illiquid investments that cannot be liquidated to pay routine administrative expenses. Accordingly, the Company is dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net operating loss of ($194,801) in the three months ended September 30, 2001, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

During the quarter ended September 30, 2001, the Company agreed to issue the following shares of common stock in unregistered transactions:
Recipient	No. of Shares	Consideration
Douglas C. Holsted	60,000	$3,000
A. Leon Blaser	1,355,205	$67,760.22
Eugene Johnson	50,000	$2,500

The shares will be issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. As of September 30, 2001, the shares had not been issued and are carried on the Company's financial statements as stock to be issued.

Item 3. Defaults Upon Senior Securities.

The Company is in default on a promissory note in the amount of $50,000 dated August 31, 2001 which matured on October 31, 2001. The Company is in discussions with the lender about an extension of the maturity date.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended September 30, 2001, the Company obtained approval from a majority of its shareholders to (a) increase its authorized shares from 50,000,000 to 200,000,000, and (b) ratify a reverse stock split effected by the Company in 1998.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORPORATE VISION, INC.
Date: December 10, 2001	/s/ Gary L. Mays
By: Gary L. Mays, Chief Executive Officer