Form 10QSB/A
period 2001-09-30
CORPORATE VISION INC /OK
filed 2001-12-17
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB/A

Amendment No. 1

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

CORPORATE VISION, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2001 and December 31, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2001 (Unaudited)	December 31, 2000 (Audited)

Current Liabilities:
Accounts payable and accrued liabilities	$ 542,357	$ 178,091
Line of credit	36,228	0
Note payable - related party	50,000	0
Current portion of long-term debt	51,116	0
Deferred revenue	5,000	0
Total Current Liabilities	684,701	178,091

Long-term Debt, Net of Current Portion	78,767	0

Contingent legal liabilities	30,000	30,000

Stockholders' Equity
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 42,895,057 and 16,878,763 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	428,951	168,788
Additional paid-in capital	10,549,536	8,929,548
Treasury stock, 165,019 shares, at cost	(180,428)	(180,428)
Stock to be issued	148,260	--
Retained earnings (deficit)	(8,532,517)	(4,722,355)
Total Stockholders' Equity	2,415,331	887,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,208,799	$ 1,095,325

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
CORPORATE VISION, INC.
Date: December 17, 2001	/s/ Gary L. Mays
By: Gary L. Mays, Chief Executive Officer