Form 10KSB
period 2001-12-31
CORPORATE VISION INC
filed 2002-04-16
CIK 868074

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 0-18824

CORPORATE VISION, INC.

(Name of small business issuer in its charter)

Oklahoma	73-1380820
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Broad Street, Suite 300

Charleston, South Carolina 29401

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (843) 534-1330

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year: $986,142.

State the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of April 10, 2001 was $5,059,132 based upon the closing bid price of $0.18 per share as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of April 10, 2001, the Registrant had outstanding 74,505,669 shares of its Common Stock, $0.01 par value.

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

From August 1997 to August 1998, the Company had no operations, produced no revenue, and its sole activity consisted of searching for a suitable operating company to merge into the Company. No suitable companies were found and, in August 1998, new officers and a new Board of Directors was appointed.

Business Incubator

From August 1998 to 2001, the Company's principle business was to act as an incubator, consultant and strategist to emerging growth companies. Typically, the Company acquired minority equity interests in its clients in consideration for cash, common stock of the Company, or both. In addition, the Company agreed to pay legal and accounting costs associated with capital raising, including initial public offerings, and provides advice and assistance in raising capital, corporate structuring, and other financial matters. The Company had limited success with this business strategy. Specifically, none of the Company's client companies were able to complete an initial public offering. The reasons for the poor success were the underestimation of legal and accounting costs associated with the initial public offering process, difficulties in obtaining approval of registration statements by federal regulators, and adverse changes in the market environment for technology and internet-related offerings that have reduced investor demand for the Company's offerings.

In February 2001, the Company appointed a new board of directors, which evaluated all of the Company's investments in, and contractual obligations to, its client companies to determine which constituted viable investments. The new board did not elect to continue the Company's prior incubator strategy. While the Company continues to own minority interests in a number of client companies, all of the investments have been written down to zero on the Company's financial statements, and the Company believes that none have any realizable value.

Liquid Waste Disposal Operations

Pursuant to a Share Exchange Agreement (the "SRR Agreement") dated June 21, 2001, Company acquired all the issued and outstanding shares of common stock of Southeastern Research and Recovery, Inc. ("SRR"), a South Carolina corporation, from the sole shareholder thereof, Global Eco-Logical Services, Inc. ("Global"), a Florida corporation, in exchange for 22,500,000 shares (the "CVIA Shares") of common stock of the Company.

The number of CVIA Shares is subject to adjustment six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price of the CVIA Shares. Specifically, in the event the CVIA Shares held by Global on each Adjustment Date do not have a fair market value equal to or greater than $2,250,000, then the Company is obligated to issue Global additional shares of Company common stock sufficient to result in the fair market value of the CVIA Shares held by Global on the Adjustment Date, plus the additional shares issued as of the Adjustment Date, having a total value equal to $2,250,000. There was no adjustment to the number of CVIA Shares on the first Adjustment Date.

Pursuant to the SRR Agreement, the Company agreed to reduce the number of voting directors to four, two of which are nominees of Global. The four voting directors were A. Leon Blaser, Gary Mays, William Tuorto, and Ted Fenn. All previous directors of the Company, other than Mr. Blaser and Mr. Mays, were reclassified as nonvoting directors. Those directors were Curtis Swart and Cynthia Cox.

Pursuant to the SRR Agreement, a Management and Operations Agreement (the "SRR Management Agreement") was executed among the Company, Global and SRR. Under the Management Agreement, Global agreed to provide management and operational support services to SRR for a five-year period, in exchange for fifty percent of the net cash flow generated by the Company's operating activities. Under the Management Agreement, the net cash flow from SRR will be determined on a quarterly basis from the "net cash provided by operating activities" of SRR's financial statements utilized for the Company's consolidated financial statements, less the amount of any management fee paid by SRR for the quarter. The Company may terminate the Management Agreement prior to the expiration of its term upon thirty (30) days advance notice and the payment to Global of a termination fee equal to the lesser of a) $250,000, or b) the average monthly management fee paid or payable to Global for the twelve months prior to the date of such notice of termination times the number of months remaining in the term of the Management Agreement.

Pursuant to the SRR Agreement, an Options Agreement was executed between the Company and Global. Under the Option Agreement, the Company granted Global an option to repurchase all of the issued and outstanding common stock of SRR in exchange for 22,500,000 shares of the Company common stock and $200,000 cash. The option is exercisable at any time from January 1, 2002 to August 1, 2002. While the option is outstanding, the Company has agreed not to transfer, assign, pledge, hypothecate or convey the shares of SRR common stock in any manner without the express without the express written consent of Global.

SRR operates a non-hazardous waste facility on 3.25 acres of land in Erhardt, South Carolina, that processes industrial sludge for commercial and industrial customers in the South Carolina/Georgia area prior to its disposal in traditional municipal solid waste landfills. Specifically, SRR solidifies non-hazardous liquid waste by mixing it with sawdust, and then disposes of it by hauling it to a traditional solid waste site. The Company hauls its waste with a fleet of seven company-owned trucks and additional rental trucks when needed. The land is leased pursuant to a lease with a remaining term of approximately 20 years. All permits are in effect for at least the term of lease. The operations of SRR are subject to the following risk factors:

Competition. The waste collection/disposal business is both highly competitive and requires substantial amounts of capital. If permitted and operational, the Company's facilities would compete with numerous enterprises, many of which have significantly larger operations and greater resources than the Company. The Company would also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with these other entities.

The Company may not be able to acquire existing waste companies. The Company plans to acquire additional waste companies to complement its ownership of SRR, and its acquisition program is a key element of its expansion strategy. There can be no assurance, however, that the Company will succeed in locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate, or that the Company will be able to raise the necessary capital to begin its acquisition program.

Economic Conditions. The Company's potential waste collection/disposal business would be affected by general economic conditions. There can be no assurance that an economic downturn would not result in a reduction in the potential volume of waste that might be disposed of at the Company's potential facilities and/or the price that the Company would charge for its services.

Weather Conditions. Protracted periods of inclement weather may adversely affect the Company's operations by interfering with collection and landfill operations, and/or reducing the volume of waste generated by the Company's potential customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's potential operations. The Forward Looking Statements do not assume that such weather conditions will occur.

Dependence on Senior Management. The Company is highly dependent upon its senior management team. In addition, as the Company continues to grow, its requirements for operations management with franchising and waste industry experience will also increase. The future availability of such experienced management cannot be predicted. The Forward Looking Statements assume that experienced management will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on the Company.

Influence of Government Regulation. The Company's potential operations are subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

Potential Environmental Liability. The Company may incur liabilities for the deterioration of the environment as a result of its potential operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

Inflation and Prevailing Economic Conditions. To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts will provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb cost increases, resulting from inflation. The Company is unable to determine the future impact of a sustained economic slowdown.

Trucking Operations

On March 5, 2002, the Company acquired all of the issued and outstanding common stock of Stony's Trucking Co. ("Stony's"), and subsidiaries thereof, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated March 5, 2002. Prior to the acquisition of Stony's, Gregory J. Gibson was the owner and holder of all of the common stock of Stony's. The acquisition of Stony's occurred by the merger of Stony's Acquisition Corp., a wholly-owned subsidiary of the Company, with and into Stony's (the "Merger"). As a result of the Merger, all of the issued and outstanding common stock of Stony's was exchanged for $50,000 cash, a note for $150,000 due thirty days after the Merger, and 20,000,000 shares of common stock (the "CVIA Shares") of the Company, which resulted in Stony's becoming a wholly-owned subsidiary of the Company. In addition, the Company could be obligated to issue up to an additional 2,468,458 shares of common stock in the event the Company is obligated to issue more shares upon conversion of its Series A Non-Cumulative Convertible Preferred Stock than expected.

The number of CVIA Shares is subject to adjustment six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price of the CVIA Shares. Specifically, in the event the CVIA Shares held by Mr. Gibson on each Adjustment Date do not have a fair market value equal to or greater than $2,000,000, then the Company shall be obligated to issue Mr. Gibson additional shares of Company common stock sufficient to result in the fair market value of the CVIA Shares held by Mr. Gibson on the Adjustment Date, plus the additional shares issued as of the Adjustment Date, having a total value equal to $2,000,000. At each Adjustment Date, the fair market value of the Company's common stock shall be the average of the closing price for the common stock on the Adjustment Date.

Pursuant to the Merger Agreement, the parties executed the following additional, material agreements:

  A Right of Rescission Agreement, under which the Company has the right to rescind the Merger in the event Stony's is not able to obtain an unqualified audit opinion of its financial statements (other than a going concern qualification) or Key Bank accelerates its loan to Stony's, and Gibson has the right to rescind the Merger until December 31, 2002, subject to early termination of this rescission right if the Company's common stock trades at or above $0.50 per share for twenty-one consecutive days;
  An Employment Agreement, under which the Company agreed to employ Gibson as chief executive officer for a five year period;
  Management and Operations Agreement, under which the Company contracted for GJG Management, LLC, a company wholly-owned by Gibson, to manage Stony's and its subsidiaries through the earlier to occur of December 31, 2002 or the termination of Gibson's right of rescission, with GJG Management, LLC being entitled to a monthly management fee of $10 per month;
  A Stockholders' Agreement, under which Gibson and Global Eco-Logical Services, Inc. ("GECL") agreed, inter alia, that Gibson would vote his shares of common stock in the Company in favor of GECL's nominee for director, GECL would vote its shares of common stock in the Company in favor of Gibson's nominee for director, Gibson and GECL each would not approve certain major corporate actions without the consent of the other, and GECL would agree not to sell, except under certain conditions, 15,000,000 shares of common stock it holds in the Company;
  A Pledge Agreement, under which the Company pledged its shares of common stock in Stony's to secure its obligations under the Merger Agreement and under the $150,000 note due thirty days after the Merger.

In the event Mr. Gibson or the Company exercise their right of rescission under the Right of Rescission Agreement, then Mr. Gibson shall be obligated to return all consideration that he received under the Merger Agreement (unless the rescission is exercised by Mr. Gibson solely as remedy for nonpayment of the $150,000 note, in which event Mr. Gibson shall not be obligated to return $50,000 cash which he received in the Merger), the Company shall be obligated to convey all shares of common stock in Stony's to Mr. Gibson, Mr. Gibson's Employment Agreement shall terminate without any further liability on the part of the Company to Mr. Gibson (except that Mr. Gibson shall be entitled to retain all consideration paid to him thereunder through the date of termination), the Management and Operations Agreement shall terminate and the Stockholders' Agreement shall terminate.

Pursuant to the Merger Agreement, Mr. Gibson was appointed the chief executive officer of the Company. Mr. Gibson was formerly the president and sole shareholder and director of Stony's. Further, pursuant to the Merger Agreement, the Company agreed to reduce the number of voting directors to two, who will be Mr. Gibson and Richard D. Tuorto, Sr. The existing directors of the Company have executed irrevocable resignations from the Board, which will be effective upon the Company's compliance with Rule 14f-1 under the Securities Exchange Act of 1934 (hereinafter, "Rule 14f-1") by the mailing of this notice to shareholders. A. Leon Blaser, the former chairman of the board of the Company, will remain as a nonvoting, advisory director.

Stony's and its subsidiaries operate as a common and contract carrier transporting goods and commodities, and are headquartered at 492 McClurg Road, Youngstown, Ohio 44512. Stony's trucking operations service the lower forty-eight states, as well as Canada and Mexico. Stony's fleet consists of approximately 400 trucks and 475 trailers. Stony's employs approximately 366 drivers, of which 16 are employees and the remaining 350 are independent contractors. Stony's concentrates on the shipment of steel building materials and construction and demolition waste. Its major competition consists of ARL, Inc., R and R Trucking, Inc. and Mason-Dixon Transport, Inc.

Employees

Stony's Trucking Co. has 58 full time employees, and 350 drivers that it employs as independent contractors. SRR has 10 full-time employees. The parent company has two employees (Gary Mays and William L. Tuorto).

ITEM 2. DESCRIPTION OF PROPERTY

Corporate Vision Inc. is domiciled in Oklahoma. The executive offices of the Company are located at 3 Broad Street, Suite 300, Charleston, South Carolina 29401. The Company phone number is (843) 534-1330. The Company's chairman provides office space for its executive offices without charge.

ITEM 3. LEGAL PROCEEDINGS

On March 10,1998, the Company was named as a defendant in a lawsuit filed by Bank of Oklahoma ("BOK") to recover a judgment on a loan originally made to T.L. Phipps and Co., Inc. in the original principal amount of $429,323.75. BOK alleged that the Company was liable on the loan as a guarantor. BOK obtained a summary judgment in the amount $249,937.17 against the Company and certain other defendants. In addition, BOK obtained a judgment entitling it to foreclose on certain real estate owned by a third party that had been pledged to secure the loan. Subsequently, the third party purchased the judgment from BOK. Since that time, the Company believes that T.L. Phipps and Co., Inc., the principal obligor on the loan, has been making regular payments on the loan to the third party, as the Company has not received any demand for payment from the holder of the judgment.

In March 2002, the Company received an informal request for information from the U.S. Securities and Exchange Commission requesting information in connection with the Company's recently completed acquisition of Stony's Trucking Co. and the issuance of securities. The Company intends to fully cooperate in the investigation.

The Company's newly acquired subsidiary, Stony's Trucking Co. and its subsidiaries, are parties to a number of litigation matters arising in the ordinary course of their business. The Company believes that most litigation claims against Stony's and its subsidiaries are fully covered by insurance and any that are not covered by insurance would not have a materially adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. The Company's stock is traded on the NASDAQ OTC bulletin Board under the symbol "CVIA." The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended December 31, 2000 and 2001.
	2000		2001
	High	Low	High	Low
First Quarter	2.50	1.187	0.15	0.07
Second Quarter	1.937	0.375	0.14	0.05
Third Quarter	0.687	0.219	0.15	0.06
Fourth Quarter	0.344	0.07	0.25	0.07

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were 300 shareholders holders of record of the common stock as of April 10, 2002. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2000 or 2001. The Board of Directors of the Company has made no determination to date to declare cash dividends during the foreseeable future.

During the fourth quarter of the last fiscal year, the Company issued the following securities without registration under the Securities Act of 1933:
Issue Date	Purchaser	No. of Shares	Consideration
12/14/2001	Phipps and Co.	50,000	$2,500
12/14/2001	Eugene Johnson	250,000	$12,500

In addition, the Company had received $85,760.22 at December 31, 2001 for the purchase of common stock at $0.05 per share, most of which was from directors of the Company, which shares were issued after the end of the year.

All of the shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Specifically, the shares were issued to sophisticated persons who the Company believes had familiarity with the Company's business and financial condition, and were issued with restrictive legends thereon.

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

Results of Operation

Revenues

Revenues in 2001 were $986,142, as compared to revenues of $42,565 in 2000, an increase of $943,577. The substantial increase in revenues is attributable to the Company's acquisition of SRR on June 2001. Prior to the purchase of SRR, the Company was not engaged in revenue generating operations. Revenues from the Company's operations at SRR were adversely affected by the terrorist acts committed on September 11, 2001, which caused certain customers to defer waste shipments until the next quarter. The Company believes that the revenues in 2001 are not representative of revenues in future periods as a result of the Company's recent acquisition of Stony's Trucking Co. and subsidiaries.

General and Administrative Expenses

General and administrative expenses in 2001 were $1,844,445, as compared to $1,604,386 in 2000, and increase of $240,059. The increase in general and administrative expenses was primarily the result of a significantly increased level of operations resulting from the Company's acquisition of SRR in June 2001, offset by a decrease in expenses attributable primarily to the Company's reduced expenditures for outside consultants. In addition, the Company's general and administrative expenses were adversely affected by costs accrued under an employment agreement with an officer of the Company that is payable only in shares of common stock, and therefore does not represent a cash expense of the Company.

Operating Loss

The Company incurred an operating loss of ($858,303) in 2001, as compared to an operating loss of ($1,561,821) in 2000, a decrease of $703,518. The Company's operating loss decreased in 2001 as compared to 2000 as the result of the Company's acquisition of SRR in June 2001, and reduced general and administrative expenses as a result of the factors discussed above.

Other Income (Expense)

The Company incurred net non-operating losses in 2001 of ($972,943), as compared to net non-operating losses in 2000 of ($1,213,288), a decrease of $240,345. In both 2001 and 2000, the Company incurred significant non-operating losses as a result of the write-off of certain investments by the Company in securities and other assets. In 2001, the majority of the non-operating loss result from the write-off of $974,321 in securities held by the Company. In particular, the amounts written off include:

Investment	Amount of Write-off
T.L. Phipps, Inc.	$60,281
Clickgarden.com, Inc.	$874,200
Great Mane Marketing Co.	$18,000
Saratoga Holdings International Corp.	$12,500
E-Commerce West Corp.	$9,340
Total:	$974,321

Net Income

The Company incurred a net loss in 2001 of ($1,831,246), as compared to a net loss in 2000 of ($2,775,109). The substantial increase in the net loss was attributable to the Company's decreased loss from operations resulting primarily from the acquisition of SRR in June 2001 and the reduced levels of general and administrative expenses.

The Company believes that its results from operations in 2001 are not indicative of the Company's results of operations in future periods. The Company's entire board of directors was replaced in the first quarter of 2001. The Company elected not to continue its prior business as a business incubator and consultant. In June 2001, the Company entered to the liquid waste processing and transportation business with its acquisition of SRR and in March 2002 entered the trucking business as a common and contract carrier transporting goods and commodities with its acquisition of Stony's Trucking Co. and subsidiaries.

Liquidity and Capital Resources

As of December 31, 2001, the Company had cash and cash equivalents of $3,439, as compared to cash of $0 as of December 31, 2000. As of December 31, 2001, the Company had a net working capital deficit of ($777,704), as compared to a net working capital deficit of ($68,867) as of December 31, 2000, a decrease of $708,837. The primary reason for the decline in working capital during the period was the assumption of significant accounts payable and accrued liabilities in connection with the Company's purchase of SRR in June 2001.

As of December 31, 2001, the Company had significant current liabilities and negative working capital. Accordingly, the Company is dependent on the issuance of its common stock for managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

With the Company's acquisition of Stony's Trucking Co. and subsidiaries on March 5, 2002, the Company has substantially more short-term debt than before, much of which is currently payable. In particular, prior to the Company's acquisition of Stony's Trucking Co., its principle lender, Key Bank, had notified it of a default under loans totaling approximately $6 million arising out Stony's violation of certain financial covenants. The Company has met with Key Bank, has engaged a management consultant recommended by Key Bank, and is in the process of implementing certain operational changes in order to resolve problems identified by Key Bank and its consultants. In addition, the Company has started the process of locating financing to reduce or refinance Key Bank's indebtedness. The Company believes that it will be able to resolve its outstanding issue with Key Bank. However, there is no assurance that it will be able to do so, and failure to resolve its issues with Key Bank would jeopardize the Company's ability to continue operating as a going concern.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net operating loss of ($858,303) in the year ended December 31, 2001, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto as Exhibit A are the Company's financial statements for the year ended December 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective February 28, 2002, the Company's board of directors voted to dismiss Cross and Robinson, its independent public accountant for the year ended December 31, 2001, due to the Company's acquisition of Stony's Trucking Co. On March 5, 2002, the Company completed the acquisition of Stony's. Stony's is based in Ohio, and has substantially greater assets and operations than the Company's operations before the acquisition. In addition, the owner and president of Stony's was appointed Chief Executive Officer of the Company pursuant to the acquisition. Based on those factors, the Company determined that it would be better served by retaining an independent auditor that was closer geographically to the Company's current principal operations. As a result, the Company has retained Packer Thomas, P.C., an Ohio based independent public auditor.

Cross and Robinson's report for the year ended December 31, 2001 does not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles, other than the qualification of the financial statements as having been prepared on a going concern basis. The decision to dismiss Cross and Robinson was approved by the Company's board of directors (the Company does not have a separate audit committee). There were no disagreements with Cross and Robinson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The Company has authorized Cross and Robinson to respond fully to the inquiries of the successor accountant concerning its dismissal.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:
Name	Age	Position
Gregory J. Gibson	39	Chief Executive Officer and Proposed Director
Richard D. Tuorto, Sr.	56	Proposed Chairman of the Board of Directors
Gary L. Mays	47	Director, Secretary/Treasurer and Acting Chief Financial Officer
Dr. A. Leon Blaser	57	Chairman
William L. Tuorto	32	Director and Chief Acquisitions Coordinator
Ted Fenn	47	Director

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

The Company's board of directors is composed of four members, but will be reduced to two members shortly.

During 2001, the board of directors had one meeting, which was attended by all of the members of the board of directors at the time.

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Gary L. Mays, Director, Secretary/Treasurer and Acting Chief Financial Officer - Mr. Mays was appointed President and CEO in February of 2001. In March 2002, Mr. Mays resigned as President and CEO, and became Secretary/Treasurer and Acting Chief Financial Officer. Prior to joining the Company, Mr. Mays worked from January 1998 to December 2000 helping create and fund two privately owned companies. The first company was involved in automotive leasing and the second company conducted commercial auction services via satellite and telephony. From January 1996 to December 1997, Mr. Mays served as Vice President and later President of an equipment and parts supply distributor. Prior to 1996, Mr. Mays founded, ran and sold several profitable privately owned small businesses. Mr. Mays graduated from the Southwestern Oklahoma State University with a B.S. in Accounting in 1976.

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

Richard D. Tuorto, Sr., Proposed Chairman - Prior to becoming chairman of the Company, Mr. Tuorto acted as a private consultant arranging mergers and acquisitions in the waste industry. From September 1998 to December 1998, and from January 1996 to December 1997, Mr. Tuorto worked at WasteMasters, Inc., which acquired and operated waste disposal facilities. Mr. Tuorto has not served as a director of any other publicly traded companies in the last five years. Mr. Tuorto is the father of William L. Tuorto, who currently is a director and officer of the Company.

Gregory J. Gibson, Chief Executive Officer and Proposed Director - Prior to becoming Chief Executive Officer and Director of the Company, Mr. Gibson served as President of Stony's Trucking Co. and its subsidiaries. Mr. Gibson has not served as a director of any other publicly traded companies in the last five years.

William L. Tuorto, Chief Acquisitions Coordinator and Director - Mr. Tuorto has been an officer and director since June 2001. Prior to this position with the Company, he was and is a director of Global Eco-Logical Services, Inc. (Pink Sheets: GECL) from January 1999 to present, and Assistant Counsel for WasteMasters, Inc. (OTCBB: WAST) from September 1998 to December 1998. From November 1997 to September 1998, Mr. Tuorto worked for Continental Investment Corporation (PINK Sheets: CICG) as Assistant Counsel. From November 1996 to May 1997, Mr. Tuorto worked at the firm of Hoagland, Longo, Moran, Dunst and Doukas, in New Jersey as a law clerk. Prior to that, Mr. Tuorto was a full time law student at the University of South Carolina School of Law. He received his Bachelor of Arts in Political Science from The Citadel in 1991.

Ted Fenn, Director - Mr. Fenn has worked in the waste industry in various capacities since 1983. Mr. Fenn worked for BFI as a controller and later as a District Manger from September 1983 to September 1992. Mr. Fenn worked for Sanifill as a Regional Controller from June 1995 to December 1996. In 1997, Mr. Fenn an independent consultant. In late 1997, Mr. Fenn was corporate controller at Continental Investment Corporation from December 1997 to August 1998. Since August 1998, Mr. Fenn has been an independent consultant to various companies in the waste industry, including USA Waste, Waste Management, Allied Waste, Waste Connections and smaller independent companies. Mr. Fenn has a BBA from University of Montevallo and an MBA from University of Alabama in Birmingham. Mr. Fenn is a Certified Management Accountant.

There are no family relationships among any of the officers or directors of the Company, except that Richard D. Tuorto, Sr. is the father of William L. Tuorto.

Compliance with Section 16

Based on the Company's review of filings received by it, the Company believes that certain officers and directors may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows: Keith Anderson, William Hale, Craig Treiber and Robert Hildinger failed to file Form 4's reporting on their acquisition of shares of common stock in various transactions in January and February 2001 for services rendered. A. Leon Blaser, Gary Mays, Cynthia Cox, Curtis Swart, William Tuorto and Ted Fenn filed late Form 3's reporting on their becoming a "reporting person" under Section 16. Mr. Swart filed a late Form 4 reporting on his acquisition of 15,000 shares of common stock in February 2001. Mr. Swart did not file a Form 4 or 5 reporting on his purchase of shares of common stock from the Company in June 2001.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $

Gary Mays, CEO (1)	2001	127,450	--	--
	2000	--	--	--
	1999	--	--	--

Keith Anderson, CEO (2)	2001	6,000	--	106,400(3)
	2000	144,000	15,000(4)	8,956(5)
	1999	64,165	18,249(6)	33,071(7)

William L. Tuorto, Chief Acquisitions Coordinator	2001	125,000	--	--
	2000	--	--	--
	1999	--	--	--

  Mr. Mays was chief executive officer from February 15, 2001 to December 31, 2001.
  Mr. Anderson was chief executive officer from January 1, 2001 in February 14, 2001.
  Based on net advances to Mr. Anderson that the Company has determined are uncollectible.
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

The Company did not grant any options or stock appreciation rights or make an award under any long-term incentive plan to any of its named executive officers during the last fiscal year. The Company did not reprice any options or stock appreciation rights during the last fiscal year. None of the Company's named executive officers exercised any options or stock appreciation rights during the last fiscal year.

Employment Agreements

The Company and Gregory J. Gibson are parties to a five-year Employment Agreement dated March 5, 2002, under which the Company agreed to issue Mr. Gibson 500,000 shares of common stock as a signing bonus, and pay Mr. Gibson a salary of $250,000 per year, provided that Mr. Gibson is entitled to only his regular base salary ($150,000) prior to the termination of the Management and Operations Agreement of Stony's Trucking Co. Mr. Gibson's position under the Employment Agreement is as chief executive officer. The Employment Agreement is subject to confidentiality and noncompete provisions.

The Company and William L. Tuorto are parties to a one-year Employment Agreement dated June 21, 2002, under which the Company agreed to pay Mr. Tuorto a salary of $250,000 per year, which is payable at the Company's option in registered shares of the Company's common stock valued at 85% of the market value of the common stock. The Employment Agreement is subject to confidentiality and noncompete provisions.

The Company and Richard D. Tuorto, Sr. are parties to a Consulting Agreement dated December 1, 2001, under which the Company agreed to engage Mr. Tuorto as an independent contractor with the title Vice President of Acquisitions. Mr. Tuorto is entitled to compensation of $210,000 per year, or $17,500 per month, which is payable at the Company's option in registered shares of the Company's common stock valued at 85% of the market value of the common stock. In addition, Mr. Tuorto became entitled to a bonus of $200,000 upon execution of a contract by the Company to acquire Stony's Trucking Co. The Consulting Agreement is subject to confidentiality and noncompete provisions.

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

The Company does not have an audit, compensation or nominating committee of its Board. During the 2001 fiscal year, the Company issued 19,874 shares to each of William Hale, Craig Treiber, Keith Anderson and Robert Hildinger for director services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 10, 2002, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Gregory J. Gibson Stony's Trucking Co. and Subsidiaries 492 McClurg Road Youngstown, Ohio 44512	20,500,000	27.5%
Global Eco-Logical Services, Inc. 3 Broad Street Suite 300 Charleston, South Carolina 29401	18,334,284	24.6%
A. Leon Blaser, Ph.D 3350 Americana Terrace Suite 200 Boise, Idaho 83706-2506	3,907,294	5.2%
Gary Mays C/o Corporate Vision, Inc. 3 Broad Street Suite 300 Charleston, South Carolina 29401	657,000	1%
William Tuorto 3 Broad Street Suite 300 Charleston, South Carolina 29401	2,875,802 (2)	3.9%
Ted Fenn C/o Corporate Vision, Inc. 3 Broad Street Suite 300 Charleston, South Carolina 29401	125,000	--%
All Officers and Directors as a Group	28,065,096	37.7%
  Based upon 74,505,669 common shares issued and outstanding as of April 10, 2002.
  Does not include shares of common stock owned by Global Eco-Logical Services, Inc., of which Mr. Tuorto is a shareholder, officer and director.

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

During the year ended December 31, 2000, DEK loaned the Company a total of $28,961. The loans were unsecured, noninterest-bearing, demand loans. Since the loans did not bear interest, the Company believes that the terms of the loans were better than the Company could have borrowed the same amount from an unrelated third party. The Company satisfied the loan by issuing DEK 133,000 shares of common stock.

At December 31, 2000, the Company had an employee receivable from Mr. Anderson of $139,224. The receivable is an unsecured, demand obligation that does not bear interest. As of April 19, 2001, the balance due the Company by Mr. Anderson had been reduced to $59,149. On April 17, 2001, Mr. Anderson resigned as an officer and director of the Company.

In 2001, the Company received $50,000 from a limited liability company in which the Company's chairman, A. Leon Blaser had an interest. The note evidencing the loan bore interest at 25% per annum. The limited liability company and the Company subsequently agreed to settle the Company's liability under the note by the issuance of 389,178 shares of common stock, which shares were distributed to the members of the limited liability company. Mr. Blaser received 127,089 of the shares, Mr. Blaser's brother received 127,089 of the shares, and an unrelated party received the balance.

In 2001 and 2000, Mr. Blaser purchased at various times 1,780,205 shares of common stock in the Company at $0.05 per share, for a total of $89,010.25, which was a price less than the current market price of the common stock.

In 2001, Curtis Swart, a director of the Company, purchased 100,000 shares of common stock in the Company at $0.05 per share, for a total of $5,000, which was a price less than the current market price of the common stock.

In December 2001, the Company entered into a Consulting Agreement with Richard D. Tuorto, Sr., under which the Company agreed to pay Mr. Tuorto $210,000 per year and a bonus of $200,000 in the event the Company closed on the acquisition of Stony's Trucking Co. The Company closed on the said purchase on March 5, 2002. The Company and Mr. Tuorto agreed that his bonus would be paid in the form of 1,333,333 shares of common stock, valued at $0.15 per share. Mr. Tuorto is the father of William L. Tuorto, an officer and director of the Company.

At the time the Company's acquisition of Stony's Trucking Co. and its subsidiaries on March 5, 2002, Stony's Trucking Co. and its subsidiaries are parties to the following agreements with Gregory J. Gibson or persons related to him: (1) Cognovit Promissory Note dated January 25, 2001 in the principal amount of $500,000 entered into by Stony's Trucking Co. for the benefit of Gregory J. Gibson in relation to the Sky Bank Note of even date therewith; (2) Cognovit Promissory Note dated May 30, 2000 in the principal amount of $495,000 entered into by Stony's Trucking Co. for the benefit of Gregory J. Gibson in relation to the National City Bank Note of even date therewith; (3) Patricia C. Potts Employment Contract dated December 1, 1995 as amended by a First Amendment to Employment Contract on March 5, 2002; (4) Commercial Guaranty entered into by B-Right Trucking Co. in relation to the obligations of Gregory J. Gibson under the Promissory Note dated as of January 25, 2001 by and between Gregory J. Gibson and Sky Bank; (5) Non-recourse Guaranty entered into by Gregory J. Gibson with respect to the Amended and Restated Potts Note; (6) Lease Agreement dated February 2. 2000 by and between Gregory J. Gibson and B-Right Trucking Co. with respect to the McClurg Road premises; (7) Lease Agreement dated August 1, 1994 by and between Gregory J. Gibson and B-Right Trucking Co. with respect to the premises known as 11104 Wallsville Road, Harris County, Texas; (8) Condominium Lease dated July 1, 1993 by and between Gregory J. Gibson and B-Right Trucking Co. with respect to a South Carolina condominium in Maisons-Sur-Mer Horizontal Property Regime; (9) Lease/purchasing arrangement between Gregory J. Gibson and the Company with respect to 10 Atlas trailers; (10) Lease/purchasing arrangement between Gibson and the Company with respect to Fontaine trailers; and (11) guarantee by Gregory J. Gibson of the obligations of B-Right Trucking Co. to Key Bank under various loan agreements. In addition, pursuant to the Company's acquisition of Stony's Trucking Co. and subsidiaries on March 5, 2002, the Company executed a cognovit promissory note payable to Mr. Gibson in the amount of $150,000 which was due on April 5, 2002, and which is now in default.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.
Exhibit Number	Description and Incorporation by Reference
2.1	Agreement of Merger dated May 15, 1995 by and between Trident Enterprises, Inc. and the Registrant (1)
2.2	Certificate of Merger of Trident Enterprises, Inc. into the Registrant filed in the Office of the Oklahoma Secretary of State on May 26, 1995 (1)
2.3	Agreement and Plan of Merger and Reorganization dated March 5, 2002 (2)
3.1	Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on November 20, 1990 (1)
3.2	Amended and Restated Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on May 19, 1993 (1)
3.3	Amended and Restated Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on May 26, 1995 (1)
3.4*	Amendment to Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on February 5, 2002
3.5	Bylaws of the Registrant dated November 20, 1990 (1)
3.6	Amended and Restated Bylaws of the Registrant dated May 15, 1995 (1)
4.1	Form of Certificate representing shares of the Registrant's Common Stock (1)
10.1	2001 Employee, Consultant and Advisor Stock Compensation Plan (3)
10.2	Form on Stock Payment Agreement (3)
10.3	Share Exchange Agreement by and among Southeastern Research and Recovery, Inc., Global Eco-Logical Services, Inc., and Corporate Vision, Inc. (4)
10.4	Management and Operations Agreement by and among Global Eco-Logical Services, Inc., Corporate Vision, Inc., and Southeastern Research and Recovery, Inc. (4)
10.5	Option Agreement among Global Eco-Logical Services, Inc. and Corporate Vision, Inc. (4)
10.6	Right of Rescission Agreement among Corporate Vision, Inc. and Gregory J. Gibson (2)
10.7	Management and Operations Agreement by and among Corporate Vision, Inc., Stony's Trucking Co. and GJG Management, LLC (2)
10.8	Stockholders' Agreement Concerning Corporate Vision, Inc. (2)
10.9	Employment Agreement of Gregory J. Gibson (2)
10.10	Letter Agreement between Corporate Vision, Inc. and Stony's Trucking Co. (2)
10.11	Cognovit Promissory Note (2)
10.12	Pledge Agreement (2)
10.13*	Consulting Agreement with Richard D. Tuorto, Sr.
22*	Subsidiaries of the Registrant
24.1*	Consent of Cross and Robinson
24.2*	Consent of Packer Thomas

*Filed as Exhibits hereto.
  Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 8, 1995.
  Incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 20, 2002.
  Incorporated herein by reference to the Registrant's Form S-8 Registration Statement, File No. 333-75592, filed on December 20, 2001.
  Incorporated herein by reference to the Registrant's Form 8-K/A filed with the Securities and Exchange Commission on October 2, 2001.

(b) Reports on Form 8-K. During the fourth quarter of 2001, the Company filed an amended Form 8-K/A reporting its acquisition of Southeastern Research and Recovery, Inc. in June 2001 to include audited and pro forma financial statements required by Item 310, and to include copies of material contracts executed pursuant to the transaction.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
CORPORATE VISION, INC.
Dated: April 15, 2002	/s/ Gregory J. Gibson
Gregory J. Gibson, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 15, 2002	/s/ A. Leon Blaser
A. Leon Blaser, Chairman

Dated: April 15, 2002	/s/ Gary Mays
Gary Mays, Director

Dated: April 15, 2002	/s/ William L. Tuorto
William L. Tuorto, Director

Dated: April 15, 2002	/s/ Ted Fenn
Ted Fenn, Director

Corporate Vision, Inc.

and

Subsidiary

AUDIT

OF

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001 and 2000

C O N T E N T S

Page
Report of Independent Auditors (Packer Thomas)	3
Independent Auditor's Report (Cross and Robinson)	4
Consolidated Financial Statements
Consolidated Balance Sheets	5
Consolidated Statements of Operations	7
Consolidated Statements of Stockholders' Equity	8
Consolidated Statements of Cash Flows	9
Notes to Consolidated Financial Statements	10-26

REPORT OF INDEPENDENT AUDITORS

TO THE SHAREHOLDERS OF CORPORATE VISION, INC.

We have audited the accompanying consolidated balance sheet of Corporate Vision, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Corporate Vision, Inc. as of December 31, 2000, were audited by other auditors whose report dated April 13, 2001, expressed a going concern opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Corporate Vision, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a deficiency in working capital, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PACKER THOMAS

Youngstown, Ohio

April 9, 2002

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

CROSS AND ROBINSON

Certified Public Accountants

Tulsa, Oklahoma

April 13, 2001

Corporate Vision, Inc. and Subsidiary

Consolidated Balance Sheets
ASSETS	December 31,
	2001	2000
CURRENT ASSETS
Cash	$ 3,439	$ --
Advances to affiliates	--	139,224
Accounts receivable, net of allowance for doubtful accounts of $128,342 in 2001	265,284	--
Prepaid expenses	3,109	--
TOTAL CURRENT ASSETS	271,832	139,224

PROPERTY AND EQUIPMENT, NET (NOTE 4)		--
Vehicles	251,598	--
Containers and compactors	39,843	--
Computers and office equipment	44,325	22,811
Furniture and fixtures	21,416	21,416
TOTAL PROPERTY AND EQUIPMENT	357,182	44,227
Less accumulated depreciation	75,704	18,747

NET PROPERTY AND EQUIPMENT	281,478	25,480

OTHER ASSETS
Investments	15,000	927,621
Goodwill	1,514,534	-
Deposits	-	3,000
TOTAL OTHER ASSETS	1,529,534	930,621

TOTAL ASSETS	$ 2,082,844	$ 1,095,325

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,
	2001	2000

CURRENT LIABILITIES
Accounts payable , trade	$ 439,921	$ 135,428
Line of credit	8,009	--
Note payable--related party	50,000	--
Current portion of long-term debt	43,152	--
Obligations under capital lease	4,976	--
Accrued interest payable	4,178	--
Accrued payroll and commissions	280,245	15,400
Accrued payroll taxes	40,953	27,263
Accrued management fee	7,342	--
Other accrued liabilities	70,760	--
Deferred revenue	5,000	--
Accrued loss contingencies	95,000	30,000
TOTAL CURRENT LIABILITIES	1,049,536	208,091

Long-term debt	72,272	--

TOTAL LIABILITIES	1,121,808	208,091

STOCKHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at December 31, 2001 and 2000	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 43,150,590 and 16,878,763 shares issued and outstanding at December 31, 2001 and 2000, respectively	431,056	168,788
Additional paid-in capital	10,391,900	8,929,548
Retained earnings (deficit)	(9,863,449)	(4,722,355)

Less: 165,019 shares of common stock held in treasury at cost	--	(180,428)

Deficit accumulated during the development stage	--	(3,309,848)
TOTAL STOCKHOLDERS' EQUITY	961,036	887,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,082,844	$ 1,095,325

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Statements of Operations
	Years ended December 31
	2001	2000

Operating Revenue	$ 986,142	$ 42,565

Operating Expenses	1,844,445	1,604,386

Operating Loss	(858,303)	(1,561,821)

Other Income (Expenses)
Interest income	-	15,393
Interest expense	(16,102)	(3,929)
Gain on sale of other asset	-	3,024
Gain on sale of available-for-sale securities	17,480	-
Assets impaired	-	(272,180)
Loss on sales of trading securities	-	(66,892)
Impairment of available for sale securities	(974,321)	(738,358)
Unrealized loss on trading securities	-	(102,764)
Share of loss of Blue Crystal Mining, Ltd.	--	(47,582)
TOTAL OTHER INCOME AND (EXPENSES)	(972,943)	(1,213,288)

Loss before income taxes	$ (1,831,246)	(2,775,109)

Provision for income taxes	-	-

NET LOSS	$(1,831,246)	$ (2,775,109)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	32,544,655	14,108,144

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.06)	(0.20)

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Stock Subscriptions	Deficit Accumulated During the Development Stage	Retained Earning (Deficit)	Total Stockholders' Equity
Balance at December 31, 1999	1,529	$ 126,621	$ 7,111,192	$ -	$ (50,000)	$ (534,739)	$ (4,722,355)	$ 1,932,248

Issued for cash (1,141,574 shares)		11,416	665,627					677,043
Issued for investments (641,850 shares)		6,419	461,624					468,043
Issued in exchange for consulting services (1,351,166 shares)		13,511	368,370					381,881
Issued for other professional services		6,027	82,865					88,892
Shares retired during year		(5,898)	5,898					-
Stock options exercised		1,950	113,100					115,050
Treasury stock purchased, (165,019 shares, at cost)				(180,428)				(180,428)
Director and employee compensation (530,729 shares)		5,307	61,062					66,369
Issued to pay off related party loans (133,000 shares)		1,330	27,631					28,961
Issued for general and administrative expenses (210,526 shares)		2,105	32,179					34,284
Subscriptions uncollectible					50,000			50,000
Net loss for 2000						(2,775,109)		(2,775,109)

Balance at December 31, 2000	$ 1,529	$ 168,788	$ 8,929,548	$ (180,428)	$ - -	$ (3,309,848)	$ (4,722,355)	$ 887,234

Issued for cash (2,269,740 shares)		22,697	77,778					100,475
Issued in exchange for consulting services (109,980 shares)		1,100	42,324					43,424
Director and employee compensation (1,103,210 shares)		11,032	52,980					64,012
Issued to acquire subsidiary (22,500,000 shares)		225,000	1,437,188					1,662,188
Issued for general and administrative expenses (487,992 shares)		4,880	30,069					34,949
Reclassification adjustment		(791)	791					-
Retirement of treasury stock (165,019 shares)		(1,650)	(178,778)	180,428				-
Reclassification of development stage deficit						3,309,848	(3,309,848)	-
Net loss							(1,831,246)	(1,831,246)

Balance at December 31, 2001	$ 1,529	$ 431,056	$ 10,391,900	$ -	$ -	$ -	$ (9,863,449)	$ 961,036

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Statements of Cash Flows
	Years ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (1,831,246)	$(2,775,109)
Adjustments to reconcile net earnings to cash flows form operating activities:
Depreciation and amortization of property and goodwill	76,129	13,204
Net unrealized (gain) loss on trading securities		102,764
Net loss on impairment of available for sale securities	974,321	738,358
Net realized loss on trading securities	-	66,892
Net realized (gain) on available for sale securities	(17,480)	-
Impairment of assets	-	250,358
Stock dividends received	-	(15,110)
Compensation expense-stock options	-	66,300
Gain on sale of assets	-	(3,024)
Stock issued for services	85,694	535,257
Share of loss of Blue Crystal Mine	-	47,582
Receivables written off	106,400	39,009
Common stock subscriptions bad debts	-	35,000
Changes in certain assets and liabilities:
Increase in accounts receivable	(31,576)	-
(Increase) decrease in other current assets	28,698	(66,770)
Decrease in deposits	3,000	-
Increase in cash overdrafts	13,030	83
Increase in accounts payable	48,315	135,346
Increase in contingent liabilities	65,000	30,000
Increase (decrease) in other current liabilities	386,746	(288,244)
NET CASH (USED) BY OPERATING ACTIVITIES	(92,969)	(1,088,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities	29,980	117,140
Purchase of investments	(14,200)	(300,000)
Purchase internet sites	-	(1,783)
Purchases of property and equipment	(43,805)	(12,732)
Cash obtained in acquisition	3,267	-
Cash advances to other entities	-	(17,525)
NET CASH (USED) BY INVESTING ACTIVITIES	(24,758)	(214,900)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	100,475	684,269
Proceeds from short-term debt-related party	50,000	-
Net payments on line of credit	(43,027)	-
Proceeds from long-term debt	33,756	-
Payments of long-term debt	(20,038)	-
Acquisition of treasury stock	-	(180,428)
NET CASH PROVIDED BY FINANCING ACTIVITIES	121,166	503,841

Increase (Decrease) in Cash	3,439	(799,163)

Cash at Beginning of Year	-	799,163

CASH AT END OF YEAR	$ 3,439	$ -

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

NOTE 1--ORGANIZATION AND DESCRIPTION OF BUSINESS

Corporate Vision, Inc. ("the Company") was incorporated in Oklahoma on November 20, 1990. The Company went through a variety of business ventures, mostly associated with the technology industry, from the date of inception through 1996. In 1997, the Company discontinued its primary operations and liquidated the majority of its assets.

In 1998, the Company reentered the development stage after the remaining board members reactivated the Company and changed its primary business focus to providing investment and merchant banking services to privately held companies interested in making an initial public offering.

In 2001, a new board of directors and new officers were appointed. Under the direction of the new management team, the Company acquired Southeastern Research and Recovery, Inc. a waste disposal company in the business of solidifying non-hazardous liquid waste, operating in the Southeastern United States.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiary, Southeastern Research and Recovery, Inc., a South Carolina corporation. All material intercompany transactions and balances have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful life of the asset, principally three to twelve years. Depreciation expense for the year ended December 31, 2001 and 2000 was $56,958 and $13,204, respectively.

Investments

Investments in other companies in which Corporate Vision owns less than a majority interest are stated at fair value as estimated by management.

Revenue and Expense Recognition

Revenue is recognized when waste is removed from the customer's premises. Accruals have been established to recognize the estimated costs associated with the processing and disposal of such waste.

Concentration of Credit Risk

The market for the Company's services is primarily in South Carolina. The customers consist of waste disposal companies and companies that require solidification services. The Company performs ongoing credit evaluations of their customers and generally does not require collateral. Reserves are maintained for potential credit losses when necessary.

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported revenues and expenses during the reporting period. Although these estimates are based on management's best knowledge of current events and actions, actual results could differ materially from those estimates.

Income Taxes

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

Earnings Per Share

Basic earnings (loss) per common share is based on net (loss) attributable to common shares less preferred stock dividend requirements divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes issuance of the net incremental shares from stock options and full conversion of all dilutive convertible securities at the later of the beginning of the year or the date of issuance. During a loss period, the assumed exercise of convertible securities shares has an antidilutive effect. Therefore, these securities would not be included in the calculation of weighted average shares in a loss period.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for all financial instruments excluding investments approximates the respective fair values due to the short maturities of those instruments or a minimal differential between variable and fixed interest rates for debt. Investments are recorded at fair value in the consolidated balance sheets. The fair values are based on quoted market prices or management's estimate of fair value for non-publicly traded investments.

Valuation of Stock Issued for Goods and Services

The Company has adopted Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments That Are Issued for Sales of Goods and Services to Other Than Employees." Once the other party is committed to perform under contract, the Company measures the fair value of the equity instrument to be issued. Accordingly, such issuances are accounted for based on the fair value of the goods or services received.

Supplemental Cash Flow Information
	2001	2000
Cash paid during year for:
Interest	$ 11,924	$ -

Noncash investing and financing
activities:
Common stock issued as
investment in other
companies	$ 1,662,188	$ 262,580
Common stock issued as
investment in equipment	$ 9,214	$ -

Reclassifications

Certain items in the financial statements for 2000 have been reclassified to conform to the 2001 presentation.

New Standards to be Implemented

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and prohibits the use of the pooling of interests method. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 beginning on July 1, 2001.

SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It was adopted on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that closed prior to June 30, 2001.

These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. An initial impairment test will be performed in 2002. The effect, if any, these tests will have on the earnings and financial position of the Company is not yet known. Any impairment charge resulting from this test will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.

NOTE 3--ACQUISITION

On June 21, 2001, the Company acquired all of the outstanding common stock of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 22,500,000 shares of Rule 144 restricted common stock of Corporate Vision, valued at $1,662,188. Rule 144 restricted stock prevents the holder from having the ability to market the securities for one year following the date of issuance. The acquisition was accounted for using the purchase method of accounting using Accounting Principles Board Opinion No. 16, whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by the Company at their fair value. The excess of the amount paid over the fair value of SRR's identifiable net assets was $1,533,705, which was reflected in the balance sheet as goodwill. The Company expects to benefit from the goodwill acquired in this transaction over a period of forty years, and is amortizing the amount recorded using the straight-line method over that period. The Company recorded goodwill amortization of $19,171 in 2001.

Effective January 1, 2002, the Company will adopt SFAS No. 142 "Goodwill and Other Intangible Assets". See "New Standards to Be Implemented" in Note 2 for a description of the new accounting rules that eliminate the amortization of goodwill. The aggregate purchase price has been allocated to the assets and liabilities of SRR based upon their estimated fair market values as follows:

Assets Acquired:
Cash	$ 3,267
Other current assets	260,615
Property and equipment	259,936
Goodwill	1,533,705
Total Assets Acquired	2,057,523

Liabilities Assumed:
Current liabilities	(288,653)
Long-term debt	(106,682)
Total Liabilities Assumed	(395,335)

NET PURCHASE PRICE	$ 1,662,188

Pursuant to an option agreement, the Company granted Global Ecological Services, the seller of SRR, an option to purchase all of the issued and outstanding common stock of SRR for consideration of 22,500,000 shares of Corporate Vision common stock and $200,000 in cash. This option may be exercised anytime prior to close of business on August 1, 2002.

The proforma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming the purchase of SRR had been consummated as of January 1, 2000 were as follows:

	2001	2000
Revenues	$ 1,950,893	$ 1,642,302
Net loss	(1,769,312)	(2,609,210)
Net loss per common share:
Basic	(0.04)	(0.07)
Diluted	(0.04)	(0.07)

NOTE 4--INVESTMENTS

The Company had the following investments in affiliated entities at December 31, 2001 and 2000:
	2001		2000
	Carrying Value	Estimated Fair Market Value	Carrying Value	Estimated Fair Market Value
Trading Securities:
E-Commerce West	$ -	$ -	$ 112,104	$ 9,340

Securities Available-for-Sale:
T.L. Phipps, Inc.	15,000	15,000	75,281	75,281
Clickgarden.com, Inc.	-	-	800,000	800,000
Saratoga International Holdings Corp.	-	-	286,479	25,000
Great Mane Marketing Co.	-	-	18,000	18,000
TOTAL INVESTMENTS	$ 15,000	$ 15,000	$ 1,291,864	$ 927,621

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

The decline in the fair value of the investment was determined to be other than temporary and accordingly the cost basis was written down to fair value and the resulting loss of $9,340 and $102,764 was charged against earnings in 2001 and 2000, respectively.

Securities Available for Sale

In February 2000, the Company issued 54,750 common shares valued at $75,281 to TL Phipps and Company, Inc. ("Phipps") in exchange for a 25 percent ownership interest in Phipps. In December 2001, after evaluating the future realizable benefit of the Company's investment in T.L. Phipps, management determined that an adjustment to the fair value of the asset was appropriate in order to reflect the expected realizable value of the investment. The decline in the fair value of the investment was determined to be other than temporary and, accordingly, the cost basis of the investment was written down to estimated fair value and the resulting loss of $60,281 was charged against 2001 earnings. During 2000, pursuant to a 1999 stock purchase agreement, the Company purchased 240,000 shares of common stock of Clickgarden.com, Inc. for $300,000. At December 31, 2000, the Company held a total of 700,000 shares of Clickgarden.com stock and had paid a total of $800,000 for these shares. In April 2001, the Company obtained 40,000 additional shares of Clickgarden.com, Inc. common stock valued at $60,000 from its former chief executive officer as partial payment for amounts owed to the Company. In September 2001, Corporate Vision advanced $14,200 to Clickgarden.com to meet payroll obligations. In December 2001, Clickgarden.com discontinued all operations. Accordingly, the Company realized a loss of $874,200 for the write off of this investment in 2001.

In April 1999, the Company received 377,742 shares of Series A convertible, redeemable preferred stock, with a cumulative dividend rate of 8% per annum from Saratoga International Holdings Corp., pursuant to an agreement to pay off a promissory note held by the Company. The shares were to be used to pay off the three remaining annual principal balance payments on the loan and interest totaling $441,468 with an equivalent amount of Saratoga common stock.

In April 2000, the Company received 931,418 common shares of Saratoga International Holdings Corp. ("Saratoga") stock, with a fair value of $135,987, via the conversion of part of its investment in Saratoga Series A convertible, redeemable preferred stock. During 2000, the Company received proceeds of $74,656 from the sale of these shares and realized losses totaling $61,331 on the sales.

Management determined that due to the depressed stock price of Saratoga's common stock, the number of Saratoga common shares that would have to be received upon conversion of the remaining preferred stock to fulfill the next scheduled payment, and the difficulty the Company would likely encounter in trying to sell such a large volume of shares, that a permanent reduction of the estimated fair value of the Saratoga remaining preferred shares would be appropriate. Management estimated the fair value of the Saratoga referred shares and accrued dividends to be approximately $25,000 at December 31, 2000. Accordingly, a loss of $261,479 was realized in 2000 which included $14,505 of accrued interest.

In June 2001, the Company sold 125,914 shares of Saratoga International Holdings Corp. Series A preferred stock to an unrelated party for $29,980 and recognized a gain on the transaction of $17,480 based on the specific identification of the shares sold. In December 2001, after evaluating the future realizable benefit of the Company's investment in Saratoga, management determined that an adjustment to the fair value of the asset was appropriate in order to reflect the expected realizable value of the investment. The decline in the fair value of the investment was determined to be other than temporary and, accordingly, the cost basis of the investment was written down to zero, the estimated fair value. The resulting realized loss of $12,500 was charged against earnings in 2001.

In December 2001, the Company recognized a permanent reduction of its investment in Great Mane Marketing Company. The decline in the estimated fair market value of the investment resulted from ongoing litigation pertaining to the marketing rights of a patented product. Accordingly, the Company realized a loss of $18,000 charged against 2001 earnings.

On November 1, 2000, the Company issued 150,000 shares with a fair value of $27,150 to Corporate Vision Development, a land development company. At December 31, 2000, the Company had issued cash and stock totaling $193,936 in connection with land development projects. In April 2001, after evaluating the future realizable benefit of the Company's investment in land development projects, the estimated costs that would have to be incurred to realize any benefit from the investments, and the compatibility of these investments with management's future operating plans, management determined that an adjustment to the fair value of the asset was appropriate in order to reflect the expected realizable value of the investment. The decline in the fair value of the investment was determined to be other than temporary and, accordingly, the cost basis of the investment was written down to zero, the estimated fair value and the resulting realized loss of $193,936 was charged against earnings in 2000.

The fair value of the Company's investment in ArchivalCD was determined to be zero at December 31, 2000. As the decline in fair value was determined to be other than temporary, the cost basis of the securities held by the Company was written down to fair value and a $300,000 loss was charged against earnings in 2000. Additionally, Corporate Vision cancelled the promissory note from ArchivalCD. Accordingly, the $15,000 note receivable and accrued interest of $2,186 were charged to operating expenses in 2000.

Equity Method Investments

In 2000, the Company owned a 45% net operating interest in the Blue Crystal Mining Limited Partnership ("the Partnership"), which controlled a mining operation in the state of Utah. Another 38% of the net operating interest in the mining operation was owned by current and former officers, employees, and directors of the Company. The Company accounted for this investment under the equity method. Accordingly, the Company's initial investment of $50,000 plus cash advances of $74,721 made to Blue Crystal was reduced by its percentage share of Blue Crystal's net operating loss. As of December 31, 2000, the Company's initial investment in the Partnership had effectively been reduced to zero and the carrying amount of the Company's cash advances had been reduced to $39,009.

Unaudited financial information for Blue Crystal Mining, Ltd. for the year ended December 31, 2000 was as follows:
ASSETS
Property and equipment, net	$ 43,325

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities	$ -
Partners' capital	43,325
TOTAL	$ 43,325

INCOME STATEMENT

Revenues	$ -
Expenses	105,738
Net Income (Loss)	$ (105,738)

The Partnership no longer holds the lease to the mine. The lease was terminated due to the lack of commercial production. Therefore, management wrote off the remaining $39,009 receivable from the Partnership in the year 2000.

NOTE 5--ASSETS IMPAIRED

At December 31, 2000, after evaluating the future realizable benefit of the Company's various assets and projects, the estimated costs that would have to be incurred to realize any benefit from the assets, the compatibility of the projects with management's future operating plans and the discontinuation of some of these projects, management determined that it would be appropriate to adjust the carrying value of certain long term assets to their net realizable value. The total loss due to the impairment of these assets that was recognized in 2000 was $272,180. These assets include interests in azurite, long-term receivables from Blue Crystal Mining, Ltd, Internet domain names, Impressive Products, Inc., Nercard.com and E-cointrust.com.

NOTE 6--DEBT AND LEASE OBLIGATIONS

Loans

The Company has a line of credit payable of $8,009, secured by accounts receivable. The maximum allowable balance on the line is 70% of the eligible accounts receivable. Additionally, the Company has a $50,000 unsecured note payable to Knoll Acres, LLC, which is past due, with an interest rate of 25.00%. Interest of $4,178 has been accrued at December 31, 2001 (see Note 12).

The following is a summary of long-term debt at December 31, 2001 and 2000:
	2001	2000
Green Tree Financial, note payable,
interest rate at 9.50%, due in monthly
installments of principal and interest
of $597 through September 2003.
Secured by vehicle.	$ 12,016	-

Enterprise Bank, note payable,
interest rate at 11.50%, due in monthly
installments of principal and interest
of $1,006 through March 2005.
Secured by vehicles and equipment.	42,951	-

Enterprise Bank, note payable,
interest rate at 13.00%, due in monthly
installments of principal and interest
of $1,006 through March 2005.
Secured by vehicles.	33,098	-

Enterprise Bank, note payable,
interest rate at 13.00%, due in monthly
installments of principal and interest
of $1,092 through October 2002.
Secured by vehicles.	10,413	-

Enterprise Bank, note payable,
interest rate at 11.00%, due in monthly
installments of principal and interest
of $615 through July 2004. Secured
by equipment.	16,946	-
	115,424	-
Less: current portion	43,152	-
LONG-TERM DEBT	$ 72,272	-

Following are maturities of long-term debt:
Years ended
December 31,	Amount
2002	$ 43,152
2003	32,099
2004	27,178
2005	12,995
$ 115,424

Operating Leases

The Company leases an Oklahoma operating facility under a non-cancelable lease, which expires June 30, 2002. The Company relocated its operations to South Carolina and has no intention of fulfilling its obligations on the Oklahoma lease. As of the date of this report, a settlement is being negotiated in regards to satisfaction of this lease.

In February 2001, the Company renewed a one-year operating lease agreement with Carolina Gin Company for property, equipment and facilities. The original lease, entered into on February 4, 2000, provided for a 24-year annual renewal with monthly payments of $2,000.

Minimum future rental payments under non-cancelable operating leases having terms in excess of one year as of December 31, 2001 were:
Years ended
December 31,	Amount
2002	$ 18,444
2003	18,444
2004	9,222

Total minimum future rental payments	$ 46,110

Rental expenses for the years ended December 31, 2001 and 2000 amounted to $42,150 and $44,886, respectively.

Capital Lease

The Company leases equipment from Gregory Pool Equipment Company, under a capital lease. The economic substance of the lease is that the company is financing the acquisition of the assets through the lease, and accordingly, it is recorded in the Company's assets and liabilities. Amortization on leases are included as a part of depreciation expense.

Assets recorded under capital leases are included in property, and equipment as follows:
December 31,
2001
Equipment and machinery	$ 18,200

Less accumulated Amortization	2,275
$ 15,925

All capital lease obligations will be satisfied in 2002. Total amounts required to satisfy capital lease obligations amount to $4,976 for 2002.

NOTE 7--CAPITAL STOCK

At December 31, 2001, 1,000,000 shares of $0.01 par value non-voting Series A Non-cumulative Convertible Preferred Stock was authorized and 152,889 shares were issued and outstanding. Each outstanding share of the Company's Series A preferred stock will automatically convert into ten shares of the Company's common stock on September 1, 2003. If the Company fails to recognize at least $2,000,000 of pre-tax earnings, exclusive of extraordinary items and non-recurring items, for the twelve months ended June 30, 2002 or if the Company's common stock does not trade for a minimum of $10.00 per share for ten days between June 30, 2002 and August 15, 2003, then the Company will declare a one-fifth share dividend of Series A preferred stock for each preferred share held at the declaration date. The Company will declare a similar dividend if the Company's common stock does not trade above $10.00 per share for twenty consecutive days between July 15, 2003 and August 15, 2003 or if the company fails to have pre-tax earnings of $2,000,000, exclusive of extraordinary and non-recurring items, for the twelve months ended June 30, 2003. At December 31, 2001, 200,000,000 shares of $0.01 par value common stock were authorized and 43,150,590 shares were issued. There were 165,019 shares of common stock held as treasury stock at December 31, 2000.

On February 7, 2000, the Company purchased 35,019 shares of common stock from Keith Anderson, former Chief Executive Officer for $50,428. On April 27, 2000, the Company purchased 30,000 shares of common stock from Raymond Hall, former Chief Operating Officer for $30,000. On May 4, 2000, the Company purchased 100,000 shares of common stock from Dale Ogden, former Chief Financial Officer for $100,000. These 165,019 shares of treasury stock are carried at cost.

The Company recorded a three-for-one-split of its issued Series A preferred stock on December 31, 2000.

During 2000, the Company retired 589,820 shares of its common stock. These shares consisted of clerical adjustments to the December 31, 1999 3-for-1 forward stock split and previously issued shares that had not been returned to the Company at December 31, 1999. The retirement of these shares had no effect on net assets or net income for the year 2000.

During 2000, the Company wrote off $35,000 in receivables from stock sales that were determined to be uncollectible.

NOTE 8--EARNINGS PER SHARE

The computations of basic and dilutive loss per share were as follows
	2001	2000
Net (loss)
attributable to
common shares	$ (1,831,246)	$ (2,775,109)
Weighted average
common shares
outstanding	32,544,655	14,108,144

Basic and dilutive
income (loss)
per common
share	$ (0.06)	$ (0.20)

The outstanding convertible preferred shares were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

NOTE 9--INCOME TAXES

The Company has incurred net operating losses since inception and has a federal and state net operating loss carryforward of approximately $7,500,000 at December 31, 2001, expiring in years beginning in 2006. Additionally, the Company has a net capital loss carryforward of approximately $1,900,000, which may be offset against future capital gains. As of December 31, 2001 and 2000, the Company had a net deferred federal and state tax asset of $3,643,000 and $3,212,881, respectively. A valuation allowance has been recognized to fully offset this asset due to the uncertainty of realizing the future benefit in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the allowance and will recognize the tax benefits of these assets only as assessment indicates that it is more likely than not that the benefits will be realized. Significant components of the Company's deferred tax assets and (liabilities) as of December 31, 2001 and 2000 are as follows:
	December 31,
	2001	2000
Deferred Tax Assets:
Net operating loss carryforward	$ 2,865,200	$2,742,013
Net capital loss carryforward	726,560	25,547
Book-to-tax differences:
Impaired assets	-	404,215
Accrued liabilities	106,340	-
Unrealized losses on trading
securities	-	41,106
Gross deferred tax assets	3,698,100	3,212,881
Deferred tax liabilities:
Depreciation differences	(55,100)	-
Gross deferred tax liabilities	(55,100)	-
Valuation allowance	(3,643,000)	(3,212,881)
Net deferred tax asset	$ -	$ -
Net increase in deferred tax
asset valuation allowances	$ 430,119	$1,110,043

Deferred taxes reflect a combined federal and state tax rate of approximately 38% in 2001 and 40% in 2000. A reconciliation of the Company's effective tax rate to the statutory U.S. federal tax rate is as follows:
	Year ended
	December 31,
	2001	2000
Statutory rate (34%)	(622,620)	$ (943,537)
Valuation allowance	430,119	1,110,043
Effect of State income taxes	(36,600)	(55,500)
Change in state tax rate for
deferred taxes	160,700	-
Other differences	68,401	(111,006)
Income tax provision	$ -	$ -

NOTE 10--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In 1999, the Company filed a legal claim against its former officers, directors, consultants, and related entities alleging negligence and breach of fiduciary duty by the defendants. The individual defendants filed counterclaims seeking past salary and expense reimbursement and further alleging defamation of character by Corporate Vision. In 2001, the lawsuit was settled. The counterclaims against the Company were dismissed and the defendants transferred common stock with a fair value of $35,000 to the Company's attorney to offset legal costs.

The Company has filed a legal claim seeking recovery of certain stock advanced to an unrelated company as collateral for a loan. The creditor has attempted to collect on the loan and alleges that the Company wrongfully placed administrative holds on shares that would have been issued as a result of the Company's December 1999 3-for-1 common stock split. The creditor was claiming damages of $300,000. This claim was settled in January 2002 for 200,000 shares of Corporate Vision stock valued at $25,000. The amount was accrued at December 31, 2001.

In May 2001, the Company defaulted on a non-cancelable lease obligation, of which the term of the lease was through June 2002. The Company has estimated the settlement of this obligation to be approximately $55,000 which is the total of the lease payments to the end of the lease. This amount has been accrued as of December 31, 2001.

The Company has a $250,000 judgment against it in the state of Oklahoma concerning the alleged guarantee of debt for a company that they were going to acquire. The acquisition never transpired and management feels the judgment does not have merit. Upon informal conversations with the individual holding the judgment, management estimates the issue can be resolved for approximately $15,000 and accordingly recorded such liability at December 31, 2001.

The Internal Revenue Service filed a lien against Corporate Vision in March 2001 for $18,168. This amount represents delinquent payroll taxes. These payroll taxes are included in accrued payroll taxes on the balance sheet. The Company expects to pay these taxes in 2002.

While it is not possible to predict the ultimate outcome of the matters discussed above, the Company believes that any losses associated with any such matters in excess of what has already been accrued will not have a material effect on the Company's business, financial condition or results of operations.

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

Stock Issuance

The Company has issued 30,744,874 shares of common stock worth approximately $4,936,193 from January 1, 2002 through March 3, 2002. These issuances of stock relate to satisfaction of goods and services received and subsequent business acquisitions as described in Notes 2 and 14, respectively.

Three forward stock splits have occurred since the issuance of the Series A non-cumulative convertible preferred stock, and the number of shares of preferred stock was adjusted only with respect to one of such stock splits. If the number of shares of preferred stock were adjusted proportionately for all three stock splits, the number of shares of preferred stock outstanding as of December 31, 2001 would have been 611,556 shares. The Company is in the process of investigating the exact terms of the preferred stock so as to determine whether the preferred stock holders of record are entitled to receive additional shares of preferred stock as a result of the stock splits. The Company does not believe that the holders of preferred stock are entitled to the issuance of additional preferred stock in connection with the stock splits. However, this issue is unresolved at present.

NOTE 11--GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred net operating losses of $1,831,246 and $2,775,109 in 2001 and 2000, respectively and has a deficit in working capital. Additionally, management has written-off approximately $965,000 in investments and other assets that were determined to have little or no future value to the Company. These factors, as well as the lack of operating revenues and the lack of positive cash flow create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 12--RELATED PARTY TRANSACTIONS

In 2000 the Company subleased a portion of its operating facilities on a month-to-month basis to entities owned by former officers and other shareholders of the Company. Total rental income from related parties was $30,396 in 2000.

In 2000, the Board of Directors approved the sale of the Company's working oil and gas interests to DEK Resources, Inc. ("DEK") in exchange for consideration totaling $80,000. The realized gain on the sale of this asset was $3,024. Keith Anderson, Chief Executive Officer of Corporate Vision at December 31, 2000, is the owner of DEK.

During 2000, the Company was advanced a total of $28,961 from DEK Resources Inc. The Company issued 133,000 shares of common stock to DEK as repayment for the advances.

During 2000, the Company made an unsecured loan to a shareholder totaling $20,000. The loan was repaid during the year.

In January 2001, the Board approved the issuance of 700,000 shares of stock valued at $32,076, to the Company's former chief executive officer in order to secure a bank loan on behalf of the Company. The loan was not secured and in April 2001, the Company's former chief executive officer transferred 40,000 shares of Clickgarden.com valued at $60,000 and gold coins, which were immediately converted to $4,500 in cash, as payment on the employee loan receivable.

At December 31, 2001 the employee receivable account consisted of a balance due of $106,400 from the Company's former chief executive officer. Upon evaluation of the collectibility of the receivable, management does not anticipate collection of this account and accordingly the amount was written off in 2001.

In June 2001, SRR, a subsidiary of the Company, entered into a management agreement with Global Eco-logical Services (Global), its former parent company. The agreement is a five year cancelable agreement, which upon 30 days written notice and a termination fee of the lesser of $250,000 or the average monthly management fee paid or payable to Global for the twelve months prior to the date such notice of termination, the Company may terminate.

The consideration for this agreement calls for a quarterly fee based on 50% of the "net cash provided by operating activities" as calculated in SRR's Statement of Cash Flow. Management fees to Global totaled $48,782 in 2001. Additionally, SRR rented equipment on a month-to-month basis from Global totaling $15,000 in 2001. Global and Corporate Vision have board members and shareholders in common.

In August 2001, the Company was advanced a $50,000 short-term note from Knoll Acres, LLC. The president of Knoll Acres is a former member of the Company's board. This note was settled in February 2002 with the issuance of the Company's common stock. As of December 31,2001 the amount due Knoll Acres is the entire principal balance of the note and accrued interest of $4,178.

NOTE 13--STOCK-BASED COMPENSATION PLANS

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

Information with respect to the stock options is summarized below:
		Weighted
		Average
	Shares	Exercise Price
Outstanding at December 31, 1999	195,000	$ 0.25
Granted 2000	-	-
Exercised 2000	(195,000)	$ 0.25
Outstanding at December 31, 2000	-	-

Options exercisable,
December 31, 2000 and 2001	none	$ -

The Company applies the provisions of APB Opinion 25 in accounting for stock-based compensation. If compensation expense had been recorded using the accounting method recommended by SFAS 123, net income for 2000 would have been reduced by $133,250. Fair value was determined by using a modified Black-Scholes model.

NOTE 14-- SUBSEQUENT EVENTS

On March 5, 2002, Corporate Vision acquired Stony's Trucking Company (Stony's), an Ohio-based corporation, and its wholly owned subsidiaries B-Right Trucking Company and B-Right Intermodal Transportation, Inc., by means of a purchase transaction pursuant to which all of the outstanding common stock of Stony's was exchanged for 20,000,000 shares of Corporate Vision common stock. In addition, the Company could be obligated to issue up to an additional 2,468,458 shares of common stock in the event the Company is obligated to issue more shares upon conversion of its Series A Non-Cumulative Convertible Preferred Stock than expected.

The number of CVIA Shares is subject to adjustment six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price of the CVIA Shares. Specifically, in the event the CVIA Shares held by Mr. Gibson on each Adjustment Date do not have a fair market value equal to or greater than $2,000,000, then the Company shall be obligated to issue Mr. Gibson additional shares of Company common stock sufficient to result in the fair market value of the CVIA Shares held by Mr. Gibson on the Adjustment Date, plus the additional shares issued as of the Adjustment Date, having a total value equal to $2,000,000. At each Adjustment Date, the fair market value of the Company's common stock shall be the average of the closing price for the common stock on the Adjustment Date.

A Right of Rescission Agreement, under which the Company has the right to rescind the Merger in the event Stony's is not able to obtain an unqualified audit opinion of its financial statements (other than a going concern qualification) or Key Bank accelerates its loan to Stony's, and Gibson has the right to rescind the Merger until December 31, 2002, subject to early termination of this rescission right if the Company's common stock trades at or above $0.50 per share for twenty-one consecutive days;

The operations of Stony's will be included in the consolidated statement of operations beginning March 5, 2002.

Stony's is a non-asset based common and contract carrier with operations spanning throughout the East Coast, Midwest, South and Southwest. The total consideration of approximately $4 million was comprised of 20,000,000 shares of Corporate Vision stock, with a fair market value of approximately $3.6 million, $50,000 in cash, additional issuance of 1,333,333 shares of Corporate Vision stock, valued at approximately $200,000, for merger and acquisition consulting services to a related party, and a $150,000 cognovit note. This transaction will be accounted for as a purchase under SFAS No. 141 "Business Combinations", whereby the underlying assets acquired and liabilities assumed are recorded by the Company at their fair value. The allocations of the purchase price of the Stony's acquisitions is tentative pending the completion of appraisals of facilities and equipment acquired. The allocations may change with the completion of these appraisals.

The proforma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming the purchase of Stony's is consummated as of January 1, 2000 follows:
	2001	2000
Revenues	$ 41,480,592	$ 50,293,525
Net loss	(3,665,104)	(4,799,053)
Net loss per common share:
Basic	(0.07)	(0.14)
Diluted	(0.07)	(0.14)

The Company and Gregory J. Gibson are parties to a five-year Employment Agreement dated March 5, 2002, under which the Company agreed to issue Mr. Gibson 500,000 shares of common stock as a signing bonus, and pay Mr. Gibson a salary of $250,000 per year, provided that Mr. Gibson is entitled to only his regular base salary ($150,000) prior to the termination of the Management and Operations Agreement of Stony's Trucking Co. Mr. Gibson's position under the Employment Agreement is as chief executive officer. The Employment Agreement is subject to confidentiality and noncompete provisions.