Form 10QSB
period 2002-03-31
CORPORATE VISION INC
filed 2002-05-21
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

(843) 534-1330

(Issuer's telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ; No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 75,198,669 shares of its Common Stock, $0.01 par value, as of May 13, 2002.

CORPORATE VISION, INC.

FORM 10-QSB REPORT INDEX

The Company's independent auditors have not completed their review of the financial statements herein because they have not completed their audit of Stony's Trucking Co., which the Company acquired on March 5, 2002, for the years ended December 31, 2001 and 2000. The Company anticipates filing an amended 10-QSB in three to four weeks to make certain adjustments to the financial statements based upon the results of the audit of Stony's Trucking Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CORPORATE VISION, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2002 and December 31, 2001

ASSETS	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)
CURRENT ASSETS
Cash	47,221	$ 3,439
Accounts receivable, net	4,345,381	265,284
Federal income tax receivable	450,000	--
Prepaid expenses	488,565	3,109
TOTAL CURRENT ASSETS	5,331,167	271,832

PROPERTY AND EQUIPMENT, NET
Buildings and leasehold improvements	412,261	--
Vehicles	1,228,595	251,598
Containers and compactors	39,843	39,843
Computers and office equipment	44,325	44,325
Furniture and fixtures	32,517	21,416
TOTAL PROPERTY AND EQUIPMENT	1,757,541	357,182
Less accumulated depreciation	114,999	75,704

NET PROPERTY AND EQUIPMENT	1,642,542	281,478

OTHER ASSETS
Investments	15,000	15,000
Goodwill	1,514,534	1,514,534
TOTAL OTHER ASSETS	1,529,534	1,529,534

TOTAL ASSETS	$ 8,503,243	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2002 (Unaudited)	December 31, 2001 (Audited)
CURRENT LIABILITIES
Accounts payable trade	3,302,698	$ 439,921
Note payable--related party	1,185,400	50,000
Current portion of long-term debt	5,356,729	43,152
Accrued payroll, commissions and payroll taxes	255,736	321,198
Other current liabilities	452,728	100,265
Accrued loss contingencies	70,000	95,000
TOTAL CURRENT LIABILITIES	10,623,291	1,049,536

Interest rate swap	72,404	--
Long-term debt	66,942	72,272

TOTAL LIABILITIES	10,762,637	1,121,808

STOCKHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at March 31, 2002 and December 31, 2001	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 75,198,669 and 43,150,590 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	752,057	431,056
Additional paid-in capital	14,816,722	10,391,900
Retained earnings (deficit)	(17,757,298)	(9,863,449)
Accumulated other comprehensive (loss)	(72,404)	--

TOTAL STOCKHOLDERS' EQUITY	(2,259,394)	961,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,503,243	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

CORPORATE VISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)
	2002	2001

Revenues	2,990,002	58

Operating Expenses	3,680,893	194,171

Operating Loss	(690,891)	(194,113)

Other Income (Expense)
Interest expense	(37,400)	--
Total Other Income (Expense)	(37,400)	--

Loss before income taxes and cumulative effect of accounting change	(728,291)	(194,113)

Provision for income taxes	--	--

Loss before cumulative effect of accounting change	(728,291)	(194,113)

Cumulative effect of accounting change	(7,615,558)	--

Net Income (Loss)	($ 8,343,849)	($ 194,113)

Basic and diluted loss per common share before cumulative effect of accounting change	$ (0.02)	$ (0.01)

Basic and Diluted Earnings Per Share of Common Stock	$ (0.15)	$ (0.01)

Weighted Average Common Shares Outstanding	58,202,301	17,966,975

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($ 7,893,849)	($ 194,113)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	7,165,558	--
Depreciation	40,265	3,301
Loss on disposal of assets	8,731	--
Common Stock issued for services	818,973	101,350
Changes in certain assets and liabilities:
Decrease in accounts receivable	145,331	--
(Increase) decrease in other current assets	(78,439)	--
(Increase) in related party receivable	--	(33,260)
(Decrease) in accounts payable	(142,197)	--
(Decrease) in contingent liabilities	(25,000)	--
Increase (decrease) in other current liabilities	(108,496)	55,222

NET CASH (USED) BY OPERATING ACTIVITIES	(69,123)	(67,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other company	(50,000)	--

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(50,000)	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	89,350	--
Common stock to be issued	--	67,500
Proceeds from short-term debt - related party	80,000	--
Payments of long-term debt	(6,445)	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	162,905	67,500

NET INCREASE (DECREASE) IN CASH	$ 43,782	$ --

CASH AT BEGINNING OF PERIOD	$ 3,439	$ --

CASH AT END OF PERIOD	$ 47,221	$ --

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 37,400	$ --
Non-cash Investing and Financing Activities:
Common stock issued as investment in other company	$ 3,837,500	$ --
Note issued for investment in other company	$ 150,000	$ --

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 (Unaudited)

NOTE 1 - COMPANY BACKGROUND

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

In March 2002, the Company acquired Stony's Trucking Company and Subsidiaries. Stony's is a non-asset based common and contract carrier with operations spanning throughout the continental United States. Additionally, the Company has commenced operations of newly formed subsidiary CV Transportation, Inc. which is designed to gain efficiency in backhauling freight.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company and its wholly-owned subsidiary, Southeastern Research and Recovery, Inc. for the three month period ended March 31, 2002 and CV Transportation, Inc. from its inception in March 2002. The condensed consolidated financial statements further includes the accounts and results of operation of its wholly-owned subsidiary, Stony's Trucking Company, Inc. for the period from March 5, 2002 (date of acquisition) to March 31, 2002. In the opinion of management, all adjustment s consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2001.

The financial statements of the Company have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, because of the Company's discontinuance of certain historical operations and new strategic direction, such realization of assets and liquidation of liabilities is subject to uncertainty. Further, the Company's ability to continue as going concern is highly dependent on the success of its ability to continue to raise sufficient operating capital and/or debt financing and its ability to achieve profitable operations.

Policies and Procedures

Revenue and Expense Recognition

The Company recognizes transportation revenue as earned on the date of freight delivery to consignee. Related expenses are recognized as incurred.

Change in Accounting Principles

In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Upon adoption of FAS 141 and FAS 142 in the first quarter of 2002, the Company recorded a one time noncash charge of approximately $7.6 million to reduce the carrying value of its goodwill for Stony's Trucking Company. Under FAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations.

Derivatives and Hedging Activities

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the type of risk hedged is related to the variability of future earnings caused by changes in interest rates. The Company hedges its exposure to interest rate fluctuations through the use of interest rate swaps.

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At March 31, 2002, hedging relationships exist for indebtedness.

NOTE 3 - ACQUISITIONS

On June 21, 2001, the Company acquired all of the outstanding common stock of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 22,500,000 shares of restricted common stock of Corporate Vision, valued at $1,662,188. Restricted stock prevents the holder from having the ability to market the securities for one year following the date of issuance.

Pursuant to an option agreement, the Company granted Global Ecological Services, the seller of SRR, an option to purchase all of the issued and outstanding common stock of SRR for consideration of 22,500,000 shares of Corporate Vision common stock and $200,000 in cash. This option may be exercised anytime prior to close of business on August 1, 2002.

The proforma unaudited results of operations for the three months ended March 31, 2001, assuming the purchase of SRR had been consummated as of January 1, 2001 were as follows:
Three Months Ended March 31, 2000
Revenues	$506,843
Net loss	(70,029)
Net loss per common share:
Basic	0.00
Diluted	0.00

Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". See Note 2 for further details relating to the impact of the change in accounting principle for goodwill.

On March 5, 2002, Corporate Vision acquired Stony's Trucking Company, Inc. (Stony's), an Ohio-based corporation, and its wholly owned subsidiaries B-Right Trucking Company and B-Right Intermodal Transportation, Inc., by means of a purchase transaction pursuant to which all of the outstanding common stock of Stony's was exchanged for 20,000,000 shares of Corporate Vision common stock.

Stony's is a non-asset based common and contract carrier with operations spanning throughout the East Coast, Midwest, South and Southwest. The total consideration of approximately $4 million was comprised of 20,000,000 shares of Corporate Vision stock, with a fair market value of approximately $3.6 million, $50,000 in cash, additional issuance of 1,333,333 shares of Corporate Vision stock, valued at approximately $200,000, for merger and acquisition consulting services to a related party, and a $150,000 cognovit note. This transaction was accounted for as a purchase under SFAS No. 141 "Business Combinations", whereby the underlying assets acquired and liabilities assumed are recorded by the Company at their fair value. See Note 2 for further details on Accounting for Business Combinations under SFAS No. 141.

The aggregate purchase price has been allocated to the assets and liabilities of Stony's Trucking Company based upon their estimated fair market values as follows:

Assets Acquired:
Cash	$ --
Other current assets	5,082,446
Property and equipment, net	1,410,062
Goodwill	7,165,558
Total Assets Acquired	13,658,066

Liabilities Assumed:
Current liabilities	9,620,566
Total Liabilities Assumed	9,620,566

Total	$4,037,500

The number of CVIA Shares is subject to adjustment six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price of the CVIA Shares. Specifically, in the event the CVIA Shares held by Mr. Gregory Gibson, Chief Executive Officer, on each Adjustment Date do not have a fair market value equal to or greater than $2,000,000, then the Company shall be obligated to issue Mr. Gibson additional shares of Company common stock sufficient to result in the fair market value of the CVIA Shares held by Mr. Gibson on the Adjustment Date, plus the additional shares issued as of the Adjustment Date, having a total value equal to $2,000,000. At each Adjustment Date, the fair market value of the Company's common stock shall be the average of the closing price for the common stock on the Adjustment Date.

A Right of Rescission Agreement, under which the Company has the right to rescind the Merger in the event Stony's is not able to obtain an unqualified audit opinion of its financial statements (other than a going concern qualification) or Key Bank accelerates its loan to Stony's, and Gibson has the right to rescind the Merger until December 31, 2002, subject to early termination of this rescission right if the Company's common stock trades at or above $0.50 per share for twenty-one consecutive days.

The proforma unaudited results of operations for the three months ended March 31, 2002 and 2001, assuming the purchase of Stony's Trucking Company had been consummated as of January 1, 2001 were as follows:
	Three Months Ended March 31,
	2002	2001
Revenues	$ 8,074,791	$ 12,071,855
Net loss	(8,224,951)	(168,036)
Net loss per common share:
Basic	(0.11)	0.00
Diluted	(0.11)	0.00

The proforma results of operations are subject to change upon completion of the December 31, 2001 and 2000 audit of Stony's Trucking Company financial statements.

NOTE 4 - LONG TERM DEBT

During the quarter ended March 31, 2002, the Company assumed debt in the acquisition of Stony's Trucking Company (See Note 3). The total debt amounted to approximately $5.3 million at the date of merger. All debt relating to the Stony's acquisition has been classified as current debt, due to violations of loan covenants relating to under collateralization of the debt. The subsidiary is in the process of working out an arrangement with the financial institution that is expected to result in a more favorable position for the Company.

Additionally, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. At March 31, 2002, the Company has outstanding two interest rate swap agreements with commercial banks, having a notional amount of $1,500,000 and $525,000. Those agreements effectively change the Company's interest rate exposure on its floating rate notes due 2003 to a fixed rate of 9.23% and 9.45%, respectively. The interest rate swap agreements mature at the time the related notes mature. The Company is exposed to a credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the company does not anticipate nonperformance by the counterparties.

NOTE 5 - EARNINGS PER SHARE
	Three Months Ended March 31,
	2002	2001

Net (loss) attributable to common shares	$ (7,893,849)	$ (194,171)

Weighted average common shares outstanding	58,202,301	17,966,975

Basic and dilutive income (loss) per common share	$ (0.14)	$ (0.01)

The Company's outstanding convertible preferred shares were not included in the computation of weighted average shares outstanding because the effect of their inclusion would be antidilutive.

NOTE 6 - INCOME TAXES

The Company has elected to take advantage of the five year carry-back for federal income tax purposes. In doing so the Company anticipates a refund of approximately $450,000 of taxes previously paid by Stony's which is recorded as a Federal Income Tax Receivable.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In May 2001, the Company defaulted on a non-cancelable lease obligation, of which the term of the lease was through June 2002. The Company has estimated the settlement of this obligation to be approximately $55,000 that is the total of the lease payments to the end of the lease. This amount is classified as a current liability as of March 31, 2002.

The Company has a $250,000 judgment against it in the state of Oklahoma concerning the alleged guarantee of debt for a company that they were going to acquire. The acquisition never transpired and management feels the judgment does not have merit. Upon informal conversations with the individual holding the judgment, management estimates the issue can be resolved for approximately $15,000 and accordingly has recorded such liability as current at March 31, 2002.

The Internal Revenue Service filed a lien against Corporate Vision in March 2001 for $18,168. This amount represents delinquent payroll taxes. These payroll taxes are included in accrued payroll taxes on the balance sheet. During the first quarter of 2002, the tax liability was settled with the Internal Revenue Service by former directors of the Company. These former directors expect to be reimbursed by the Company for satisfaction of the lien, such amounts are still recorded as current liabilities.

On March 5, 2002, as part of the liabilities assumed in connection with the acquisition of Stony's Trucking company, the Company is liable to a customer of Stony's in the amount of approximately $375,000, and the customer is liable to Stony's in the amount of approximately $125,000, for a net amount owing of approximately $250,000. The amount owed the customer represents an insurance claim paid to Stony's in connection with the highjacking of one of its trailers. Management feels that this is a fair value approximation on the value of the stolen merchandise. The amount stated is recorded as a current liability for the quarter ended March 31, 2002. The Company has withheld payment pending a law enforcement investigation of the highjacking.

Stock Issuance

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

While it is not possible to predict the ultimate outcome of the matters discussed above, the Company believes that any losses associated with any such matters in excess of what has already been accrued will not have a material effect on the Company's business, financial condition or results of operation.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the first quarter of 2002, the Company received a cash injection totaling $50,000 by means of a promissory note to the chairman of the Board. This was to help initiate the growth of CV Transportation, Inc., a new subsidiary to the consolidated financial statements.

On March 5, 2002, the Company assumed related party debt with the acquisition of Stony's Trucking Company. The debt totaling $935,400 is due to the current chief executive officer and other former owners of the organization. In addition, also effective March 5, 2002, the Company issued 500,000 of common stock shares to Mr. Gregory Gibson, Chief Executive Officer, as a signing bonus for a five-year employment contract, as well as a $150,000 cognovit note payable with the acquisition of Stony's (See Note 3), due April 5, 2002. As of the date of this filing the note payable to Mr. Gregory Gibson has not been paid. At March 31, 2002 approximately $900,000 of the accounts payable are due to Mr. Gregory Gibson. Note 4 - Issuance of Shares of Common Stock

During the quarter ended March 31, 2002, the Company issued 389,178 shares of restricted common stock to three equity owners of an entity to settle a loan in the amount of $50,000 that was made to the Company in 2001. The three equity owners included the Company's chairman and his brother, who each received 127,089 shares of common stock. The per share price of about $0.12 per share was less than the market price of the common stock at the time.

During the quarter ended March 31, 2002, the Company issued 1,580,205 shares of restricted common stock to the Company's chairman to settle advances previously made by him to the Company. The shares were issued at $0.05 per share, which was less than the market price of the common stock at the time.

During the quarter ended March 31, 2002, the Company issued 1,333,333 shares to the father of a director of the Company as a finder's fee in connection with the Company's acquisition of Stony's, and 4,785,702 shares issued to officers and directors for services rendered to the Company.

NOTE 9 - SUBSEQUENT EVENTS

Gary Mays resigned as a director and chief financial officer on May 17, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three months ended March 31, 2002 were $2,990,002, as compared to revenues of $58 in the prior year. The substantial increase in revenues was attributable to the Company's acquisition of SRR in June 2001, and its acquisition of Stony's on March 5, 2002. Prior to the purchase of SRR, the Company was not engaged in revenue generating operations. The Company has two operating subsidiaries -- Stony's and SRR. SRR's revenues were adversely affected by the decision of a significant customer to process its waste internally. Stony's revenues only included its revenues from March 5, 2002, the date of its acquisition, to March 31, 2002. Stony's trucking operations are seasonal, with the first quarter historically experiencing lower revenues than other quarters due to its concentration in hauling open, flat-bed trailers. As a result, the Company expects revenues from its Stony's operations to be greater in the second and third quarters when the weather is better, than in the first and fourth quarters.

Costs and Expenses

Operating expenses were $3,680,893 in the quarter ended March 31, 2002, as compared to cost of operating expenses of $194,171 in the prior year's quarter. The Company had no revenue generating activities at that time. The substantial increase in operating expenses was the result of increased levels of business resulting from the Company's acquisition of SRR in June 2001 and Stony's in March 2002. General and administrative expenses were also higher than normal due to unusual, nonrecurring expenses associated with the acquisition of Stony's.

Operating Loss

The Company incurred an operating loss of ($690,891) in the three months ended March 31, 2002, as compared to an operating loss in the prior year of ($194,113). The Company's operating loss increased in 2002 as compared to 2001 due to operating losses incurred at its two business segments and higher levels of general and administrative expenses.

Other Income (Expense)

The Company incurred net interest expense of ($37,400) during the quarter ended March 31, 2002. During the prior year's quarter, the Company had no interest expense. The increase in net interest expense was attributable to increased levels of borrowing resulting from the Company's acquisitions of Stony's and SRR.

Net Income

The Company incurred a net loss before cumulative effect of accounting change in the three months ended March 31, 2002 of ($728,291) as compared to a net loss in the prior year of ($194,113). The substantial increase in the net loss in 2002 as compared to 2001 was due to operating losses at the Company's two business segments, as well as increased general and administrative expenses resulting from the higher levels of operations and acquisition activity. The Company recorded a charge for cumulative effect of accounting change in 2002 of ($7,615,558). As a result, the Company incurred a net loss of ($8,343,849).

The Company believes that its results from operations in the three months ended March 31, 2002 are not indicative of the Company's results of operations in future periods. The Company's entire board of directors was replaced in the first quarter of 2001, and had no revenue-generating activities in that quarter. The Company acquired SRR in June 2001, and Stony's on March 5, 2002. Revenues from Stony's were adversely affected by the fact that the Company only included 26 days of operations from Stony's in the current quarter, and by the fact that Stony's operations have historically been seasonal, with winter months being the slowest. In addition, the Company recently started a waste transportation segment in which waste would be transported from the Northeast, where disposal costs are high, the landfills in the Midwest utilizing the flat-bed trailer operations of Stony's.

Liquidity and Capital Resources

As of March 31, 2002, the Company had cash and cash equivalents of $47,221, as compared to cash of $3,439 as of December 31, 2001. As of March 31, 2002, the Company had a net working capital deficit of ($5,292,124), as compared to net working capital ($777,704) as of December 31, 2001, a decrease of $4,514,420. The primary reason for the substantial decline in working capital during the period was the acquisition of Stony's on March 5, 2002. At the time of its acquisition by the Company, Stony's had a substantial working capital deficit largely resulting from the classification of about $5,500,000 of long-term debt as a current liability.

As of March 31, 2002, the Company's two business segments were operating at a slight loss, and the Company had no availability under its line of credit with Key Bank, N.A. Accordingly, the Company was dependent on the issuance of its common stock for some managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net operating loss of ($690,891) in the three months ended March 31, 2002, had significant unpaid accounts payable and accrued liabilities, and is in default on certain long-term debt to the principle lender to the Company's trucking operations. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

During the quarter ended March 31, 2002, the Company issued 389,178 shares of restricted common stock to three equity owners of an entity to settle a loan in the amount of $50,000 that was made to the Company in 2001. The three equity owners included the Company's chairman and his brother, who each received 127,089 shares of common stock. The per share price of about $0.12 per share was less than the market price of the common stock at the time.

During the quarter ended March 31, 2002, the Company issued a total of 1,375,000 shares of restricted common stock to twelve shareholders in private sales of common stock at $0.05 per share. The total proceeds were $68,750. Among the purchasers were the Company's chairman and his brother.

During the quarter ended March 31, 2002, the Company issued 1,580,205 shares of restricted common stock to the Company's chairman to settle advances previously made by him to the Company. The shares were issued at $0.05 per share, which was less than the market price of the common stock at the time.

During the quarter ended March 31, 2002, the Company issued 550,000 shares of common stock to settle litigation and accounts payable.

During the quarter ended March 31, 2002, the Company issued 7,835,606 shares of common stock for services rendered. Included among the shares issued for services rendered were 500,000 shares issued to the Company's new chief executive officer as a signing bonus in connection with the Company's acquisition of Stony's on March 5, 2002, 1,333,333 shares issued to the father of a director of the Company as a finder's fee in connection with the Company's acquisition of Stony's, and 4,785,702 shares issued to officers and directors for services rendered to the Company.

The shares will be issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

In connection with the Company's acquisition of Stony's on March 5, 2002, the Company executed a promissory note in the amount of $150,000 payable on April 5, 2002 to the sole shareholder of Stony's, who is not the Company's chief executive officer. The Company did not pay the note on its due date.

Prior to the Company's acquisition of Stony's, Stony's and its subsidiaries had received a notice of default from their principle lender, Key Bank, N.A. As of May 17, 2002, the default had not been cured, although the Company has been in negotiations with Key Bank, N.A., and believes that a forebearance agreement will be negotiated with Key Bank., N.A. In the event Key Bank, accelerates its indebtedness, or otherwise takes legal action to collect its loans, such action would have a materially adverse impact on the Company's ability to operate. In the event of an acceleration by Key Bank, N.A., the Company has right to rescind its purchase of Stony's.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None.

(b) Reports on Form 8-K.

The Company filed a Report on Form 8-K dated February 28, 2002 reporting in Item 4 on the dismissal of Cross and Robinson as its independent public auditors and the retention of Packer Thomas, P.C. as its independent public auditors.

The Company filed a Report on Form 8-K dated March 5, 2002 reporting in Item 1 of a change in control of the Company, in Item 2 of the acquisition of Stony's Trucking Co. and subsidiaries, in Item 6 of the resignation of certain directors, and in Item 7 of the filing of certain exhibits relating to the acquisition of Stony's Trucking Co.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORPORATE VISION, INC.
Date: May 20, 2001	/s/ Gregory J. Gibson
By: Gregory J. Gibson, Chief Financial Officer