Form 10QSB
period 2002-06-30
CORPORATE VISION INC
filed 2002-08-14
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 76,247,205 shares of its Common Stock, $0.01 par value, as of August 13, 2002.

CORPORATE VISION, INC.

FORM 10-QSB REPORT INDEX

The Company's independent auditors have not completed their review of the financial statements herein because they have not completed their audit of Stony's Trucking Co., which the Company acquired on March 5, 2002, for the years ended December 31, 2001 and 2000. The Company anticipates filing an amended 10-QSB in two to three weeks to make certain adjustments to the financial statements based upon the results of the audit of Stony's Trucking Co.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CORPORATE VISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2002 and December 31, 2001

ASSETS	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)
CURRENT ASSETS
Cash	35,382	$ 3,439
Accounts receivable, net	5,359,840	265,284
Federal income tax receivable	450,000	--
Prepaid expenses	459,516	3,109
TOTAL CURRENT ASSETS	6,304,738	271,832

PROPERTY AND EQUIPMENT, NET
Buildings and leasehold improvements	412,261	--
Vehicles	1,328,595	251,598
Computers and office equipment	44,325	44,325
Heavy Equipment	343,043	39,843
Furniture and fixtures	32,517	21,416
TOTAL PROPERTY AND EQUIPMENT	2,160,741	357,182
Less accumulated depreciation	195,411	75,704

NET PROPERTY AND EQUIPMENT	1,965,330	281,478

OTHER ASSETS
Investments	15,000	15,000
Goodwill	1,523,267	1,514,534
TOTAL OTHER ASSETS	1,538,267	1,529,534

TOTAL ASSETS	$ 9,808,335	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Condensed Consolidated Balance Sheets
LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2002 (Unaudited)	December 31, 2001 (Audited)
CURRENT LIABILITIES
Accounts payable trade	$ 4,366,219	$ 439,921
Note payable--related party	2,008,759	50,000
Current portion of long-term debt	5,443,232	43,152
Accrued payroll, commissions and payroll taxes	214,045	321,198
Other current liabilities	-	100,265
Deferred Revenue	5,000	--
Accrued loss contingencies	--	95,000
TOTAL CURRENT LIABILITIES	12,037,255	1,049,536

Long-term debt	58,122	72,272

TOTAL LIABILITIES	12,095,377	1,121,808

STOCKHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at June 30, 2002 and December 31, 2001	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 75,205,669 and 43,150,590 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	752,057	431,056
Additional paid-in capital	14,816,372	10,391,900
Retained earnings (deficit)	(17,857,000)	(9,863,449)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,287,042)	961,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,808,335	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

CORPORATE VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2002 and 2001

(Unaudited)
	2002	2001

Revenues	$ 10,774,003	$ 72,393

Expenses
Cost of Sales	9,431,823	19,720
Selling, General and Administrative	1,278,394	171,622

Operating Income (Loss)	63,786	(118,949)

Other Income (Expense)
Interest expense	(163,487)	(526)
Gain on sale of asset	--	17,480
Unrealized loss on trading securities	--	(3,736)
Total Other Income (Expense)	(163,487)	13,218

Loss before income taxes and cumulative effect of accounting change	(99,701)	(105,731)

Provision for income taxes	--	--

Income (Loss) before cumulative effect of accounting change	(99,701)	(105,731)

Cumulative effect of accounting change	450,000	--

Net Income (Loss)	$ 350,299	($ 105,731)

Basic and diluted loss per common share before cumulative effect of accounting change	$ (0.001)	$ (0.004)

Basic and Diluted Earnings Per Share of Common Stock	$ 0.005	$ (0.004)

Weighted Average Common Shares Outstanding	75,205,669	26,537,657

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2002 and 2001

(Unaudited)
	2002	2001

Revenues	$ 13,764,005	$ 72,451

Expenses
Cost of Sales	12,054,403	19,720
Selling, General and Administrative	2,336,707	365,793

Operating Income (Loss)	(627,105)	(313,062)

Other Income (Expense)
Interest expense	(200,887)	(526)
Gain on sale of asset	--	17,480
Unrealized loss on trading securities	--	(3,736)
Total Other Income (Expense)	(200,887)	13,218

Loss before income taxes and cumulative effect of accounting change	(827,992)	(299,844)

Provision for income taxes	--	--

Income (Loss) before cumulative effect of accounting change	(827,992)	(299,844)

Cumulative effect of accounting change	(7,165,558)	--

Net Income (Loss)	($ 7,993,550)	($ 299,844)

Basic and diluted loss per common share before cumulative effect of accounting change	$ (0.012)	$ (0.013)

Basic and Diluted Earnings Per Share of Common Stock	$ (0.120)	$ (0.013)

Weighted Average Common Shares Outstanding	66,745,967	22,350,596

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2002 and 2001

(Unaudited)
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($ 7,993,550)	($ 299,843)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	7,165,558	--
Depreciation	120,679	9,073
Gain (Loss) on disposal of assets	8,731	(17,480)
Net unrealized loss on trading securities		3,736
Common Stock issued for services	818,973	126,350
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(869,128)	(15,053)
(Increase) in other current assets	(49,390)	(5,812)
(Increase) in related party receivable	--	(27,176)
Increase in accounts payable	1,521,324	--
(Decrease) in contingent liabilities	(95,000)	--
(Decrease) increase in other current liabilities	(660,915)	160,705
Total Adjustments	7,960,832	234,341

NET CASH (USED) BY OPERATING ACTIVITIES	(32,718)	(65,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in acquisition of subsidiary	(50,000)	2,375
Proceeds from sale of available for sale securities	--	29,980
Purchase of property, plant and equipment	(403,200)	--

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(453,200)	32,355

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	89,350	--
Common stock to be issued	--	80,200
Proceeds from short-term debt - related party	357,273	--
Proceeds (payments) of line of credit	71,238	(20,831)

NET CASH PROVIDED BY FINANCING ACTIVITIES	517,861	59,369

NET INCREASE (DECREASE) IN CASH	$ 31,973	$ 26,222

CASH AT BEGINNING OF PERIOD	$ 3,439	$ --

CASH AT END OF PERIOD	$ 35,382	$ 26,222

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 284,613	$ 526
Non-cash Investing and Financing Activities:
Common stock issued to acquire subsidiary, net of cash received	--	$ 1,659,813
Common stock received in lieu of cash	--	$ 60,000

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 (Unaudited)

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

In March 2002, the Company acquired Stony's Trucking Company and Subsidiaries. Stony's is a non-asset based common and contract carrier with operations spanning throughout the continental United States. Additionally, the Company has commenced operations of newly formed subsidiary CV Transportation, Inc. that is designed to gain efficiency in backhauling freight.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company and its wholly-owned subsidiary, Southeastern Research and Recovery, Inc. for the six month period ended June 30, 2002 and CV Transportation, Inc. from its inception in March 2002. The condensed consolidated financial statements further includes the accounts and results of operation of its wholly-owned subsidiary, Stony's Trucking Company, Inc. for the period from March 5, 2002 (date of acquisition) to June 30, 2002. Since the audit of Stony's Trucking Company, Inc. has not been completed, there may be adjustments that could have a material impact on first and second quarter 2002 financial statements. Once the audit is completed, an amended Form 10-QSB will be filed for the first and second quarter of 2002. Management believes that all other adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At June 30, 2002, hedging relationships exist for indebtedness.

NOTE 3 - ACQUISITIONS

On June 21, 2001, the Company acquired all of the outstanding common stock of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 22,500,000 shares of restricted common stock of Corporate Vision, valued at $1,662,188. Restricted stock prevents the holder from having the ability to market the securities for one year following the date of issuance.

The pro forma unaudited results of operations for the six months ended June 30, 2001, assuming the purchase of SRR had been consummated as of January 1, 2001 were as follows:
Six Months Ended June 30, 2001
Revenues	$1,037,144
Net income	104,441
Net loss per common share:
Basic	0.00
Diluted	0.00

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

The proforma unaudited results of operations for the six months ended June 30, 2002 and 2001, assuming the purchase of Stony's Trucking Company had been consummated as of January 1, 2001 were as follows:
	Six Months Ended June 30,
	2002	2001
Revenues	$ 18,848,794	$ 22,580,403
Net income (loss)	(8,337,567)	37,789
Net loss per common share:
Basic	(0.125)	0.00
Diluted	(0.11)	0.00

The pro forma results of operations are subject to change upon completion of the December 31, 2001 and 2000 audit of Stony's Trucking Company financial statements.

NOTE 4 - LONG TERM DEBT

During the six months ended June 30, 2002, the Company assumed debt in the acquisition of Stony's Trucking Company (See Note 3). The total debt amounted to approximately $5.3 million at the date of merger. All debt relating to the Stony's acquisition has been classified as current debt due to violations of loan covenants relating to under-collateralization of the debt. The subsidiary is in the process of working out an arrangement with the financial institution that is expected to result in a more favorable position for the Company.

Additionally, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. At June 30, 2002, the Company has outstanding two interest rate swap agreements with commercial banks, having a notional amount of $1,500,000 and $450,000. Those agreements effectively change the Company's interest rate exposure on its floating rate notes due 2003 to a fixed rate of 9.23% and 9.45%, respectively. The interest rate swap agreements mature at the time the related notes mature. The Company is exposed to a credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the company does not anticipate nonperformance by the counterparties.

NOTE 5 - EARNINGS PER SHARE
	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001

Net (loss) attributable to common shares	$ 350,299	($ 105,731)	($ 7,993,550)	($ 299,843)

Weighted average common shares outstanding	75,205,669	26,537,657	66,745,967	22,350,596

Basic and dilutive income (loss) per common share	$ 0.005	$ (0.004)	$ (0.120)	$ (0.013)

The Company's outstanding convertible preferred shares were not included in the computation of weighted average shares outstanding because the effect of their inclusion would be antidilutive.

NOTE 6 - INCOME TAXES

During the second quarter of 2002, the Company determined that it was eligible to take advantage of the five-year carry-back for federal income tax purposes. The Company has filed an amended tax return requesting a refund of approximately $450,000 for taxes previously paid by Stony's. This receivable will be recorded as part of the purchase price adjustment and thus will affect the cumulative effect of accounting change stated on the Company's Statement of Operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In May 2001, the Company defaulted on a non-cancelable lease obligation, of which the term of the lease was through June 2002. The Company has estimated the settlement of this obligation to be approximately $55,000 that is the total of the lease payments to the end of the lease. This amount is classified as a current liability as of June 30, 2002.

The Company has a $250,000 judgment against it in the state of Oklahoma concerning the alleged guarantee of debt for a company that they were going to acquire. The acquisition never transpired and management feels the judgment does not have merit. Upon informal conversations with the individual holding the judgment, management estimates the issue can be resolved for approximately $15,000 and accordingly has recorded such liability as current at June 30, 2002.

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

On March 5, 2002, as part of the liabilities assumed in connection with the acquisition of Stony's Trucking company, the Company is liable to a customer of Stony's in the amount of approximately $375,000, and the customer is liable to Stony's in the amount of approximately $125,000, for a net amount owing of approximately $250,000. The amount owed the customer represents an insurance claim paid to Stony's in connection with the highjacking of one of the Company's trailers. The amount owed the customer is recorded as a current liability and the amount receivable from the customer is recorded in accounts receivable for the quarter ended June 30, 2002. The Company has withheld payment pending a law enforcement investigation of the highjacking.

In June 2002, the Company was named in a lawsuit filed by Southbridge Group, Inc. In the lawsuit, the plaintiff seeks $33,000 for commissions allegedly due under a Nonexclusive Funding Procurement Agreement executed in February 2001, before current management of the Company assumed office. The Company contends that the commissions are not owed because the conditions for payment of the commissions have not occurred. The Company intends to defend the suit vigorously.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

At June 30, 2002 approximately $1,700,000 was owed to Gregory Gibson, the Company's chief executive officer, and other former owners of Stony's.

At June 30, 2002, the Company was indebted to Richard D. Tuorto, Sr. in the amount of $50,000 pursuant to a note dated March 5, 2002 that bears interest at 8.5% per annum. The note provides for monthly payments of interest only, and the full payment of all principal and accrued interest on March 5, 2003.

During the first quarter of 2002, the Company received a cash injection totaling $50,000 by means of a promissory note to the chairman of the Board. This was to help initiate the growth of CV Transportation, Inc., a new subsidiary to the consolidated financial statements.

During the quarter ended June 30, 2002, the Company paid $25,000 of a cognovit note due to Gregory J. Gibson which had an original principal amount of $150,000.

On May 1, 2002, a company controlled by William L. Tuorto loaned the Company $9,000 pursuant to a note that bears interest at 8.5% per annum and matures on September 1, 2002.

On May 7 and 13, 2002, William L. Tuorto loaned the Company $5,000 and $10,000, respectively, pursuant to notes that bear interest at 8.5% per annum and matures on October 7 and 13, 2002.

On April 16, 2002, a company controlled by Richard D. Tuorto, Sr. sold certain equipment to CV Transportation, Inc., a subsidiary of the Company, in consideration for a note for $100,000 that is due August 16, 2003.

NOTE 9 - SUBSEQUENT EVENTS

In July 2002, the Company issued 100,000 shares of restricted common to each of three employees as bonuses.

In July 2002, the Company borrowed $12,266.54 from an unrelated party, and pledged 141,536 shares of its restricted common stock to secure the loan.

In July 2002, the Company borrowed $28,500 from an unrelated party, and pledged 600,000 shares of restricted common stock to secure the loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three and six months ended June 30, 2002 were $10,774,003 and $13,764,005, respectively, as compared to revenues of $72,393 and $72,451 in the three and six months ended June 30, 2001. The substantial increase in revenues in 2002 compared to the same periods in 2001 was attributable to the Company's acquisition of Stony's on March 5, 2002. The Company has two operating subsidiaries -- Stony's and SRR. SRR's revenues were adversely affected by the decision of a significant customer to process its waste internally.

Costs and Expenses

Cost of sales in the three and six months ended June 30, 2002 were $9,431,823 and $12,054,403, respectively, as compared to cost of sales of $19,720 in both the three and six months ended June 30, 2001. Selling, general and administrative expenses in the three and six months ended June 30, 2002 were $1,278,394 and $2,336,707, respectively, as compared to selling, general and administrative expenses of $171,622 and $365,793 in the three and six months ended June 30, 2001. The substantial increase in operating expenses was the result of increased levels of business resulting from the Company's acquisition of Stony's in March 2002. General and administrative expenses were also higher than normal due to unusual, nonrecurring expenses associated with the acquisition of Stony's.

Operating Loss

The Company had operating income/loss of $63,786 and ($627,105) in the three and six months ended June 30, 2002, as compared to operating income/loss of ($118,949) and ($313,062) in the three and six months ended June 30, 2001. The Company reported operating income in the quarter ended June 30, 2002, as compared to operating losses in the six months ended June 30, 2002 and the prior year's periods, as a result of seasonally strong operating performance at the Company's Stony's subsidiary.

Other Income (Expense)

The Company incurred net interest expense of ($163,487) and ($200,887) during the three and six months ended June 30, 2002, as compared to ($526) in both the three and six months ended June 30, 2001. The increase in net interest expense was attributable to increased levels of borrowing resulting from the Company's acquisitions of Stony's in March 2002 and SRR in June 2001.

Net Income

The Company had net income/loss before cumulative effect of accounting change in the three and six months ended June 30, 2002 of ($99,701) and ($827,993), respectively, as compared to a net losses of ($105,731) and ($299,844) in the three and six months ended June 30, 2001. The substantial improvement in net income in the quarter ended June 30, 2002 was the result of seasonally strong operating performance at the Company's Stony's subsidiary, and an income tax refund of $450,000. During the six months ended June 30, 2002, the Company recorded a charge for cumulative effect of accounting change in 2002 of ($7,165,558). As a result, the Company incurred a net loss of ($7,993,550) in the six months ended June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2002, the Company had cash and cash equivalents of $35,382, as compared to cash of $3,439 as of December 31, 2001. As of June 30, 2002, the Company had a net working capital deficit of ($5,732,517), as compared to a net working capital deficit of ($5,292,124) at March 31, 2002 and ($777,704) at December 31, 2001. The primary reason for the substantial decline in working capital since December 31, 2001 was the acquisition of Stony's on March 5, 2002. At the time of its acquisition by the Company, Stony's had a substantial working capital deficit largely resulting from the classification of about $5,500,000 of long-term debt as a current liability.

As of June 30, 2002, the Company's two business segments were operating at a slight loss, and the Company had no availability under its line of credit with Key Bank, N.A. Accordingly, the Company was dependent on the issuance of its common stock for some managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had significant unpaid accounts payable and accrued liabilities, and is in default on certain long-term debt to the principle lender to the Company's trucking operations. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2001 is hereby incorporated by reference. In addition, to the matters disclosed in the Form 10-KSB, the Company is a party to the following additional litigation matters:

In June 2002, the Company was named in a lawsuit filed by Southbridge Group, Inc. In the lawsuit, the plaintiff seeks $33,000 for commissions allegedly due under a Nonexclusive Funding Procurement Agreement executed in February 2001, before current management of the Company assumed office. The Company contends that the commissions are not owed because the conditions for payment of the commissions have not occurred. The Company intends to defend the suit vigorously.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

In connection with the Company's acquisition of Stony's on March 5, 2002, the Company executed a promissory note in the amount of $150,000 payable on April 5, 2002 to the sole shareholder of Stony's, who is not the Company's chief executive officer. The Company has paid $25,000 on the note, and the remainder of the note remains in default.

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
CORPORATE VISION, INC.
Date: August 14, 2002	/s/ Gregory J. Gibson
By: Gregory J. Gibson, Chief Executive Officer