Form 10QSB
period 2002-09-30
CORPORATE VISION INC
filed 2002-11-15
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 77,427,206 shares of its Common Stock, $0.01 par value, as of November 13, 2002.

CORPORATE VISION, INC.

FORM 10-QSB REPORT INDEX

The Company's independent auditors have not completed their review of the financial statements herein because Stony's Trucking Co., which the Company acquired on March 5, 2002, has not finalized the purchase price adjustments and results of flow-through transactions to subsequent quarters. The Company anticipates filing an amended 10-QSB in two to three weeks to make certain adjustments to the financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CORPORATE VISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2002 and December 31, 2001

ASSETS	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
CURRENT ASSETS
Cash	$ --	$ 3,439
Accounts receivable, net	6,373,463	265,284
Federal income tax receivable	546,663	--
Prepaid expenses	381,749	3,109
TOTAL CURRENT ASSETS	7,316,875	271,832

PROPERTY AND EQUIPMENT, NET
Buildings and leasehold improvements	412,261	--
Vehicles	1,304,545	251,598
Computers and office equipment	44,325	44,325
Heavy Equipment	343,043	39,843
Furniture and fixtures	32,517	21,416
TOTAL PROPERTY AND EQUIPMENT	2,136,691	357,182
Less accumulated depreciation	268,657	75,704

NET PROPERTY AND EQUIPMENT	1,868,034	281,478

OTHER ASSETS
Investments	15,000	15,000
Goodwill	1,523,267	1,514,534
TOTAL OTHER ASSETS	1,538,267	1,529,534

TOTAL ASSETS	$ 10,748,942	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

CORPORATE VISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2002 and December 31, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)
CURRENT LIABILITIES
Accounts payable trade	$ 5,995,301	$ 439,921
Note payable--related party	1,882,418	50,000
Current portion of long-term debt	5,061,752	43,152
Accrued payroll, commissions and payroll taxes	583,747	321,198
Other current liabilities	-	100,265
Deferred Revenue	5,000	--
Accrued loss contingencies	--	95,000
TOTAL CURRENT LIABILITIES	13,528,219	1,049,536

Long-term debt	53,147	72,272

TOTAL LIABILITIES	13,644,455	1,121,808

STOCKHOLDERS' EQUITY (DEFICIT)
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at September 30, 2002 and December 31, 2001	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 77,427,206 and 43,105,590 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	774,272	431,056
Additional paid-in capital	14,315,923	10,391,900
Retained earnings (deficit)	(17,924,147)	(9,863,449)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,832,423)	961,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 10,748,942	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

CORPORATE VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2002 and 2001

(Unaudited)
	2002	2001

Revenues	$ 9,404,338	$ 422,827

Expenses
Cost of Sales	8,408,184	349,989
Selling, General and Administrative	1,190,058	267,639

Operating Income (Loss)	(193,904)	(194,801)

Other Income (Expense)
Interest expense	(196,090)	(5,670)
Gain (loss) on disposal of asset	(14,177)	-
Total Other Income (Expense)	(210,267)	(5,670)

Loss before income taxes	(404,171)	(200,471)

Provision for income taxes	--	--

Net (Loss)	($ 404,171)	($ 200,471)

Basic and Diluted Loss Per Share of Common Stock	$ (0.01)	$ (0.01)

Weighted Average Common Shares Outstanding	76,207,473	42,881,477

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2002 and 2001

(Unaudited)
	2002	2001

Revenues	$ 23,154,147	$ 495,278

Expenses
Cost of Sales	20,462,033	370,070
Selling, General and Administrative	3,449,376	633,070

Operating Income (Loss)	(757,262)	(507,862)

Other Income (Expense)
Interest expense	(396,976)	(6,196)
Gain (loss) on disposal of asset	(14,177)	17,480
Unrealized loss on trading securities	--	(3,736)
Impairment of goodwill	(6,892,282)	--
Total Other Income (Expense)	(7,303,435)	7,548

Loss before income taxes	(1,168,415)	(500,314)

Provision for income taxes	--	--

Net (Loss)	($ 8,060,697)	($ 500,314)

Basic and Diluted Loss Per Share of Common Stock	$ (0.12)	$ (0.02)

Weighted Average Common Shares Outstanding	66,932,101	29,194,223

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2002 and 2001

(Unaudited)
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($ 8,060,697)	$ (500,314)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	6,892,282	--
Depreciation and amortization	200,145	37,605
Gain (Loss) on disposal of assets	14,177	3,736
Net unrealized loss on trading securities	--	(17,480)
Common Stock issued for services	920,738	201,350
Changes in certain assets and liabilities:
(Increase) in accounts receivable	(178,194)	14,380
(Increase) in other current assets	153,628	11,930
(Increase) in related party receivable	--	(27,176)
Increase in accounts payable	282,965	4,860
(Decrease) in contingent liabilities	(95,000)	--
(Decrease) increase in other current liabilities	(32,904)	94,919
Total Adjustments	8,157,837	324,124

NET CASH (USED) BY OPERATING ACTIVITIES	97,140	(176,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of subsidiary	(50,000)	2,375
Proceeds from sale of available for sale securities	--	29,980
Cash advances to investees	--	(14,200)
Sale/retirement of property, plant and equipment	11,601	--
Purchase of property, plant and equipment	(411,150)	(43,806)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(449,549)	(25,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	119,350	82,400
Common stock to be issued	--	73,261
Proceeds from short-term debt	357,273	114,195
Proceeds from long-term debt	--	33,756
Principal payments in long-term debt	(127,653)	(10,556)
Reacquisition of treasury stock	--	--
Payments on line of credit	--	(79,002)

NET CASH PROVIDED BY FINANCING ACTIVITIES	348,970	214,053

NET INCREASE (DECREASE) IN CASH	$ (3,439)	$ 12,212

CASH AT BEGINNING OF PERIOD	$ 3,439	$ --

CASH AT END OF PERIOD	$ --	$ 12,212

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$ 289,289	$ 526
Non-cash Investing and Financing Activities:
Common stock issued to acquire subsidiary, net of cash received	$ 3,237,500	$ 1,659,813
Common stock received in lieu of cash	--	$ 60,000
Common stock to be issued for compensation		$ 75,000

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company and its wholly-owned subsidiary, Southeastern Research and Recovery, Inc. for the nine month period ended September 30, 2002 and CV Transportation, Inc. from its inception in March 2002. The condensed consolidated financial statements further includes the accounts and results of operation of its wholly-owned subsidiary, Stony's Trucking Company, Inc. for the period from March 5, 2002 (date of acquisition) to September 30, 2002. Once the purchase price adjustments and flow-through of transactions is completed, an amended Form 10-QSB will be filed for the first, second and third quarters of 2002. Management believes that all other adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At September 30, 2002, hedging relationships exist for indebtedness.

NOTE 3 - ACQUISITIONS

On June 21, 2001, the Company acquired all of the outstanding common stock of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 22,500,000 shares of restricted common stock of Corporate Vision, valued at $1,662,188. Restricted stock prevents the holder from having the ability to market the securities for one year following the date of issuance.

The pro forma unaudited results of operations for the nine months ended September 30, 2001, assuming the purchase of SRR had been consummated as of January 1, 2001 were as follows:
Nine Months Ended September 30, 2001
Revenues	$1,387,578
Net income	87,491
Net loss per common share:
Basic	0.001
Diluted	0.001

Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". See Note 2 for further details relating to the impact of the change in accounting principle for goodwill.

On March 5, 2002, Corporate Vision acquired Stony's Trucking Company, Inc. , an Ohio-based corporation, and its wholly owned subsidiaries B-Right Trucking Company and B-Right Intermodal Transportation, Inc. (collectively, "Stony's"), by means of a purchase transaction pursuant to which all of the outstanding common stock of Stony's was exchanged for 20,000,000 shares of Corporate Vision common stock.

Stony's is a non-asset based common and contract carrier with operations spanning throughout the East Coast, Midwest, South and Southwest. The total consideration of approximately $3.5 million was comprised of 20,000,000 shares of Corporate Vision stock, with a fair market value of approximately $3 million, $50,000 in cash, additional issuance of 1,333,333 shares of Corporate Vision stock, valued at approximately $200,000, for merger and acquisition consulting services to a related party, and a $150,000 cognovit note. This transaction was accounted for as a purchase under SFAS No. 141 "Business Combinations", whereby the underlying assets acquired and liabilities assumed are recorded by the Company at their fair value. See Note 2 for further details on Accounting for Business Combinations under SFAS No. 141.

The aggregate purchase price has been allocated to the assets and liabilities of Stony's based upon their estimated fair market values as follows:

Assets Acquired:
Cash	$ --
Other current assets	6,855,287
Property and equipment, net	1,410,062
Goodwill	6,892,282
Total Assets Acquired	15,157,631

Liabilities Assumed:
Current liabilities	11,656,381
Total Liabilities Assumed	11,656,381

Total	$3,501,250

The number of CVIA Shares issued in connection with the acquisition of Stony's are subject to adjustment six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price of the CVIA Shares. Specifically, in the event the CVIA Shares held by Mr. Gregory Gibson, Chief Executive Officer, on each Adjustment Date do not have a fair market value equal to or greater than $2,000,000, then the Company shall be obligated to issue Mr. Gibson additional shares of Company common stock sufficient to result in the fair market value of the CVIA Shares held by Mr. Gibson on the Adjustment Date, plus the additional shares issued as of the Adjustment Date, having a total value equal to $2,000,000. At each Adjustment Date, the fair market value of the Company's common stock shall be the last reported transaction price for the common stock on the Adjustment Date. As of November 11, 2002, there have been no adjustments deemed necessary.

A Right of Rescission Agreement, under which the Company has the right to rescind the Merger in the event Stony's is not able to obtain an unqualified audit opinion of its financial statements (other than a going concern qualification) or Key Bank accelerates its loan to Stony's, and Mr. Gibson has the right to rescind the Merger until December 31, 2002, subject to early termination of this rescission right if the Company's common stock trades at or above $0.50 per share for twenty-one consecutive days.

The pro forma unaudited results of operations for the nine months ended September 30, 2002 and 2001, assuming the purchase of Stony's Trucking Company had been consummated as of January 1, 2001 were as follows:
	Nine Months Ended September 30,
	2002	2001
Revenues	$ 28,238,936	$ 32,221,827
Net income (loss)	(8,404,713)	(187,071)
Net loss per common share:
Basic	(0.12)	(0.00)
Diluted	(0.11)	(0.00)

The pro forma results of operations are subject to change upon completion of the purchase price adjustments for the acquisition of Stony's.

NOTE 4 - LONG TERM DEBT

During the nine months ended September 30, 2002, the Company assumed debt in the acquisition of Stony's Trucking Company. The total debt amounted to approximately $5.3 million at the date of merger. All debt relating to the Stony's acquisition has been classified as current debt due to violations of loan covenants relating to under-collateralization of the debt. The subsidiary is in the process of working out an arrangement with the financial institution that is expected to result in a more favorable position for the Company.

Additionally, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate debt. At September 30, 2002, the Company has outstanding two interest rate swap agreements with commercial banks, having a notional amount of $1,500,000 and $375,000. Those agreements effectively change the Company's interest rate exposure on its floating rate notes due 2003 to a fixed rate of 9.23% and 9.45%, respectively. The interest rate swap agreements mature at the time the related notes mature. The Company is exposed to a credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the company does not anticipate nonperformance by the counterparties.

NOTE 5 - EARNINGS PER SHARE
	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001

Net (loss) attributable to common shares	($ 404,171)	($ 200,471)	($ 8,060,697)	($ 500,314)

Weighted average common shares outstanding	76,207,473	42,881,477	69,932,101	29,194,223

Basic and dilutive income (loss) per common share	$ (0.01)	$ (0.01)	$ (0.12)	$ (0.02)

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

NOTE 7 - ISSUANCE OF COMMON STOCK

In July 2002, the Company borrowed $12,266.54 from an unrelated party, and pledged 141,536 shares of its restricted common stock to secure the loan.

In July 2002, the Company borrowed $28,500 from an unrelated party, and pledged 600,000 shares of restricted common stock to secure the loan.

In July 2002, the Company issued 100,000 shares of restricted common stock to each of three employees as a bonus.

In September 2002, the Company issued 200,000 shares and 480,000 shares of restricted common stock to settle accounts payable in the amounts of $10,000 and $24,000, respectively.

In September 2002, the Company issued 500,000 shares of restricted common stock to an advisory director of the Company for gross proceeds of $20,000 received early in the following quarter.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In May 2001, the Company defaulted on a non-cancelable lease obligation, of which the term of the lease was through June 2002. The Company has estimated the settlement of this obligation to be approximately $55,000 that is the total of the lease payments to the end of the lease. This amount is classified as a current liability as of September 30, 2002.

The Company has a $250,000 judgment against it in the state of Oklahoma concerning the alleged guarantee of debt for a company that they were going to acquire. The acquisition never transpired and management feels the judgment does not have merit. The Company is currently engaged in negotiations to settle its liability under the judgment.

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

On March 5, 2002, as part of the liabilities assumed in connection with the acquisition of Stony's Trucking company, the Company is liable to a customer of Stony's in the amount of approximately $375,000, and the customer is liable to Stony's in the amount of approximately $125,000, for a net amount owing of approximately $250,000. The amount owed the customer represents an insurance claim paid to Stony's in connection with the highjacking of one of the Company's trailers. The amount owed the customer is recorded as a current liability and the amount receivable from the customer is recorded in accounts receivable for the quarter ended September 30, 2002. The Company has withheld payment pending a law enforcement investigation of the highjacking.

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

The Company's SRR subsidiary was named as a defendant in a lawsuit filed by Oakridge Landfill, which is seeking to recover $70,192 from the Company. The Company believes that it is not liable for part or all of the amount claimed based upon breaches of contract by and unfair trade practices committed by the plaintiff, and is defending the suit vigorously.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

From time to time, Gregory Gibson, the Company's chief executive officer, makes short-term loans to the Company. At September 30, 2002 approximately $1,700,000 was owed to Gregory Gibson, the Company's chief executive officer, and other former owners of Stony's.

At September 30, 2002, the Company was indebted to Richard D. Tuorto, Sr. in the amount of $50,000 pursuant to a note dated March 5, 2002 that bears interest at 8.5% per annum. The note provides for monthly payments of interest only, and the full payment of the remaining principal balance on March 5, 2003.

During the nine months ended September 30, 2002, the Company paid $25,000 of a cognovit note due to Gregory J. Gibson that had an original principal amount of $150,000.

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

In September 2002, the Company issued 500,000 shares of restricted common stock to an advisory director of the Company for gross proceeds of $20,000, or $0.04 per share.

NOTE 10 - SUBSEQUENT EVENTS

There are no material subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three and nine months ended September 30, 2002 were $9,404,338 and $23,154,147, respectively, as compared to revenues of $422,827 and $495,278 in the three and nine months ended September 30, 2001, respectively. The substantial increase in revenues in 2002 compared to the same periods in 2001 was attributable to the Company's acquisition of Stony's on March 5, 2002. The Company has two operating subsidiaries -- Stony's and SRR. SRR's revenues were adversely affected by the decision of a significant customer to process its waste internally.

Costs and Expenses

Cost of sales in the three and nine months ended September 30, 2002 were $8,408,184 and $20,462,033, respectively, as compared to cost of sales of $349,989 and $370,070 in the three and nine months ended September 30, 2001, respectively. Selling, general and administrative expenses in the three and nine months ended September 30, 2002 were $3,449,376 and $1,190,058, respectively, as compared to selling, general and administrative expenses of $267,639 and $633,070 in the three and nine months ended September 30, 2001, respectively. The substantial increase in operating expenses was the result of increased levels of business resulting from the Company's acquisition of Stony's in March 2002. General and administrative expenses were also higher than normal due to unusual, nonrecurring expenses associated with the acquisition of Stony's.

Operating Loss

The Company had operating losses of ($193,904) and ($757,262) in the three and nine months ended September 30, 2002, as compared to operating losses of ($194,801) and ($507,862) in the three and nine months ended September 30, 2001. The Company reported operating income in the quarter ended September 30, 2002, as compared to operating losses in the nine months ended September 30, 2002 and the prior year's periods, as a result of seasonally strong operating performance at the Company's Stony's subsidiary.

Other Income (Expense)

The Company incurred net interest expense of ($196,090) and ($396,976) during the three and nine months ended September 30, 2002, as compared to ($5,670) and ($6,196) in the three and nine months ended September 30, 2001. The increase in net interest expense was attributable to increased levels of borrowing resulting from the Company's acquisition of Stony's in March 2002. In addition, in the nine months ended September 30, 2002, the Company recorded an unrealized loss of ($6,892,282) on impairment of goodwill that was recorded in connection with its acquisition of Stony's, which represents all of the goodwill recorded in connection with that transaction.

Net Income

The Company had net losses in the three and nine months ended September 30, 2002 of ($404,171) and ($8,060,697), respectively, as compared to a net losses of ($200,471) and ($500,314) in the three and nine months ended September 30, 2001. The increased net loss in the current periods is primarily the result of substantially greater interest expenses resulting from indebtedness assumed in connection with the Company's acquisition of Stony's in March 2002, offset by a substantial income tax refund due Stony's. During the nine months ended September 30, 2002, the Company recorded an unrealized loss of ($6,892,282) on impairment of goodwill that was recorded in connection with its acquisition of Stony's. Without the unrealized loss from the impairment of goodwill, the Company's net loss during the nine months ended September 30, 2002 would have been ($1,168,415).

Liquidity and Capital Resources

As of September 30, 2002, the Company had cash and cash equivalents of $0, as compared to cash of $3,439 as of December 31, 2001. As of September 30, 2002, the Company had a net working capital deficit of ($6,211,344), as compared to a net working capital deficit of ($5,732,517) at June 30, 2002 and ($777,704) at December 31, 2001. The primary reason for the decline in working capital since December 31, 2001 was the acquisition of Stony's on March 5, 2002. At the time of its acquisition by the Company, Stony's had a substantial working capital deficit largely resulting from the classification of about $5,500,000 of long-term debt as a current liability. During the quarter ended September 30, 2002, the Company's working capital deficit increased due to operating losses incurred during the quarter.

As of September 30, 2002, the Company's two business segments were operating at a slight loss, and the Company had no availability under its line of credit with Key Bank, N.A. Accordingly, the Company was dependent on the issuance of its common stock for some managerial and legal services, and depends on short-term loans from third parties, including its officers and directors, for the funds to satisfy miscellaneous expenses. For the foreseeable future, the Company expects that it will be required to acquire necessary administrative services and satisfy its indebtedness by issuing shares of its common stock.

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

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2001, and Item 1 of Part II of its quarterly reports on Form 10-QSB for the periods ended March 31, 2002 and June 30, 2002, are hereby incorporated by reference. In addition, to the matters disclosed in the above-referenced filings, the Company is a party to the following additional litigation matters:

The Company's SRR subsidiary was named as a defendant in a lawsuit filed by Oakridge Landfill, which is seeking to recover $70,192 from the Company. The Company believes that it is not liable for part or all of the amount claimed based upon breaches of contract by and unfair trade practices committed by the plaintiff, and is defending the suit vigorously.

Item 2. Changes in Securities.

During the quarter ended September 30, 2002, the Company issued shares of restricted common stock in private transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933:

    In July 2002, the Company borrowed $12,266.54 from an unrelated party, and pledged 141,536 shares of its restricted common stock to secure the loan.
    In July 2002, the Company borrowed $28,500 from an unrelated party, and pledged 600,000 shares of restricted common stock to secure the loan.
    In July 2002, the Company issued 100,000 shares of restricted common stock to each of three employees as a bonus.
    In September 2002, the Company issued 200,000 shares and 480,000 shares of restricted common stock to settle accounts payable in the amounts of $10,000 and $24,000, respectively.
    In September 2002, the Company issued 500,000 shares of restricted common stock to an advisory director of the Company for gross proceeds of $20,000.

Item 3. Defaults Upon Senior Securities.

In connection with the Company's acquisition of Stony's on March 5, 2002, the Company executed a promissory note in the amount of $150,000 payable on April 5, 2002 to the sole shareholder of Stony's, who is not the Companys chief executive officer. The Company has paid $25,000 on the note, and the remainder of the note remains in default.

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
CORPORATE VISION, INC.
Date: November 14, 2002	/s/ Gregory J. Gibson
By: Gregory J. Gibson, Chief Executive Officer