Form 10KSB
period 2002-12-31
CORPORATE VISION INC
filed 2003-05-23
CIK 868074

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Issuer's telephone number: (843) 805-6620

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year: $29,623,417.

State the aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of May 22, 2003 was $2,052,520 based upon the closing bid price of $0.04 per share as reported by the trading and market services of the NASDAQ OTC Bulletin Board.

As of May 22, 2003, the Registrant had outstanding 92,854,455 shares of its Common Stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one): Yes ____ No __X__

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Corporate Vision, Inc. ("CVIA" or the "Company") was incorporated under the laws of Oklahoma in November 1990. The Company operated as a privately held corporation until May 1995, when the shareholders of CVIA approved a merger of the Company with Trident Enterprises, Inc., a company subject to the reporting requirements of the Securities Exchange Act of 1934. Subsequent to the merger, Trident ceased to exist and Corporate Vision, Inc. became the surviving corporation. In June 1995, the Company's common stock began trading on the OTC Bulletin Board under the symbol "CVIA".

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

Business Incubator

From August 1998 to 2001, the Company's principle business was to act as an incubator, consultant and strategist to emerging growth companies. Typically, the Company acquired minority equity interests in its clients in consideration for cash, common stock of the Company, or both. In addition, the Company agreed to pay legal and accounting costs associated with capital raising, including initial public offerings, and provided advice and assistance in raising capital, corporate structuring, and other financial matters. The Company had limited success with this business strategy. Specifically, none of the Company's client companies were able to complete an initial public offering. The reasons for the poor success were the underestimation of legal and accounting costs associated with the initial public offering process, difficulties in obtaining approval of registration statements by federal regulators, and adverse changes in the market environment for technology and internet-related offerings that have reduced investor demand for the Company's offerings.

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

Liquid Waste Disposal Operations

On June 21, 2001, the Company acquired all the issued and outstanding shares of common stock of Southeastern Research and Recovery, Inc. ("SRR"), a South Carolina corporation, from the sole shareholder thereof, Global Eco-Logical Services, Inc. ("Global"), a Florida corporation, in exchange for 22,500,000 shares (the "CVIA Shares") of common stock of the Company. SRR operated a non-hazardous waste facility on 3.25 acres of land in Ehrhardt, South Carolina, that processed industrial sludge for commercial and industrial customers in the South Carolina/Georgia area prior to its disposal in traditional municipal solid waste (MSW) landfills. On December 9, 2002, the Company sold SRR to Gulftex Energy Corporation (Pink Sheets: "GTXE"), in exchange for 5,250,000 post-split shares of GTXE common stock. Concurrently therewith, the Company entered into an agreement to sell all of the Gulftex common stock Environmental Energy Services, Inc. (OTCBB: "EESV") at a price of $.02381 per share, subject to EESV's receipt of funds under a royalty agreement. The royalty agreement provides for certain payments through December 31, 2007, and the Company anticipates that some, but not all, of the GTXE stock will be purchased by EESV under the agreement.

Trucking Operations

Acquisition of Stony's Trucking Co.

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

The number of CVIA Shares is subject to adjustment six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price of the CVIA Shares. Specifically, in the event the CVIA Shares held by Mr. Gibson on each Adjustment Date do not have a fair market value equal to or greater than $2,000,000, then the Company shall be obligated to issue Mr. Gibson additional shares of Company common stock sufficient to result in the fair market value of the CVIA Shares held by Mr. Gibson on the Adjustment Date, plus the additional shares issued as of the Adjustment Date, having a total value equal to $2,000,000. There was no adjustment necessary at the six-month adjustment date.

The Company's ownership in Stony's is subject to the following agreements:

  An Employment Agreement, under which the Company agreed to employ Gibson as chief executive officer for a five year period.
  Management and Operations Agreement, under which the Company contracted with GJG Management, LLC, a company wholly-owned by Mr. Gibson, to manage Stony's and its subsidiaries through December 31, 2007. Under the agreement, the GJG Management, LLC is entitled to a management fee of $10 per month, and the Company is entitled to receive overhead fee of $5,000 per month. In addition, under the agreement, Stony's and its subsidiaries are prohibited from transferring any assets to the Company with the consent of GJG Management, LLC.
  A Stockholders' Agreement, under which Mr. Gibson and Global Eco-Logical Services, Inc. ("GECL") agreed, inter alia, that Gibson would vote his shares of common stock in the Company in favor of GECL's nominee for director, GECL would vote its shares of common stock in the Company in favor of Gibson's nominee for director, Gibson and GECL each would not approve certain major corporate actions without the consent of the other, and GECL would agree not to sell, except under certain conditions, 15,000,000 shares of common stock it holds in the Company for one year. GECL subsequently transferred its shares to Intercontinental Holdings, Inc. ("IHI"), which assumed GECL's obligations under the Stockholders' Agreement. In September 2002, the Company entered into an agreement to sell up to 20,000,000 shares of common to EESV at $0.125 per share, and the Stockholders' Agreement was amendment to add EESV as a party thereto. Under the amendment, EESV agreed to vote its shares of common stock in favor of the nominees of Mr. Gibson and IHI to the board. In addition, EESV is entitled to nominate a director to the board in the event its total purchases of common stock exceeds $500,000. In April 2003, EESV's total purchases of common stock exceeded $500,000, but to date it has not exercised its right to appoint a nominee to the Company's board.
  A Pledge Agreement, under which the Company pledged its shares of common stock in Stony's to secure its obligations under the Merger Agreement and under a $150,000 note payable to Mr. Gibson.
  A Buy-Back Agreement, under which the Company granted Mr. Gibson the right to purchase Stony's in consideration for all consideration that he has received under the Merger Agreement. Under the Buy-Back Agreement, Mr. Gibson's right to buy back Stony's terminates if the Company repays loans by Mr. Gibson of $164,735.

Pursuant to the Merger Agreement, Mr. Gibson was appointed the chief executive officer of the Company. Mr. Gibson was formerly the president and sole shareholder and director of Stony's. Further, pursuant to the Merger Agreement, the Company agreed to reduce the number of voting directors to two, who will be Mr. Gibson and Richard D. Tuorto, Sr. A. Leon Blaser, the former chairman of the board of the Company, will be the sole member of its advisory committee.

Stony's and its subsidiaries operate as a common and contract carrier transporting goods and commodities, and are headquartered at 492 McClurg Road, Youngstown, Ohio 44512. Stony's trucking operations service the lower forty-eight states, as well as Canada and Mexico. Stony's concentrates on the shipment of steel building materials and construction and demolition waste.

Revenue Equipment

Stony's fleet consists of approximately 300 trucks and 375 trailers, of which 22 trucks and 44 trailers are company owned. Stonys' philosophy is to purchase premium quality trucks to help attract and retain drivers and to promote safe operations, and management believes the higher initial cost of such equipment is recovered through better resale marketability.

Drivers and Employees

Recruiting and retaining professional, well-trained drivers is critical to Stony's success. Thus, all drivers must meet specific guidelines relating to safety records, driving experiences and personal evaluations, including drug testing. To maintain high equipment utilization, particularly during periods of growth, Stony's emphasizes continuous driver and owner-operator recruitment and training.

Drivers are trained in company policies and operations, safety techniques and fuel-efficient operation of equipment. In addition, each driver must pass a rigorous road test prior to his or her assignment to a vehicle. Stony's believes that experienced drivers have better safety records than new driver-school graduates, and management believes that their skills will help Stony's improve overall fleet efficiency as a result of higher utilization and historically lower maintenance costs on tractors operated by experienced drivers. All drivers are required to participate in annual safety training and defensive driving courses for re-certification by Stony's.

Competition for qualified drivers is intense. The short- to medium-haul truckload segment of the trucking industry, including Stony's, experiences significant driver and owner-operator turnover, and Stony's anticipates that the intense competition for qualified drivers in the trucking industry will continue. In order to attract quality drivers, management actively pursues the services of independent owner-operators to complement its fleet.

At December 31, 2002, Stony's had 50 full-time employees. In addition, Stony's employs approximately 300 drivers, of which 22 are employed by the Company, and the remaining are independent contractors. None of the Stony's employees are subject to a collective bargaining agreement, and a work stoppage has never occurred.

Safety and Insurance

Stonys' safety department is responsible for training and supervising personnel to keep safety awareness at its highest level, and has implemented an active safety and loss prevention program. The emphasis on safety begins in the hiring and training process, where prospective employees and owner-operators are given physical examinations and drug tests, and newly hired drivers and owner-operators, regardless of experience level, must participate in an intensive orientation program.

The directors of safety for Stony's continuously monitor driver performance and have final authority regarding employment and retention of drivers. The company is committed to securing appropriate insurance coverage at cost-effective rates. The primary claims that arise in the trucking industry consist of cargo loss and damage, personal injury, property damage and workers' compensation. Each of these accidents, taken separately, has the potential to cause Stony's to reach its total per occurrence retention amount for insurance purposes. Stony's currently purchases excess primary and umbrella insurance coverage in amounts that management believes are adequate to supplement its retained liabilities.

Fuel

Motor carrier service is dependent upon the availability of diesel fuel. Through on-board computers, Stony's continually monitors fuel usage, miles per gallon, cost per mile and cost per gallon. Stony's has not experienced any difficulty in maintaining fuel supplies sufficient to support its operations. Shortages of fuel, increases in fuel prices, or rationing of petroleum products can have a materially adverse effect on the operations and profitability of Stony's.

Stony's maintains aboveground and underground fuel storage tanks at most of its terminals. Leakage or damage to these facilities could expose the company to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Stony's maintains aboveground and underground fuel storage tanks at most of its terminals. Leakage or damage to these facilities could expose Stony's to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Competition

The trucking industry is highly competitive and fragmented. Stony's competes primarily with other short- to medium-haul, flatbed truckload carriers, internal shipping conducted by existing and potential customers and, to a lesser extent, railroads. Deregulation of the trucking industry during the 1980s created an influx of new truckload carriers, which along with certain other factors, continues to create substantial downward pressure on the industry's rate structure. Competition for the freight transported by Stony's is based primarily on service and efficiency and, to a lesser degree, on freight rates. There are other trucking companies, including truckload carriers that have flatbed divisions that have substantially greater financial resources, operate more equipment or carry a larger volume of freight than Stony's. The existence of these other motor carriers has also resulted in increased competition for hiring and retaining qualified drivers. Its major competition consists of ARL, Inc., R and R Trucking, Inc. and Mason-Dixon Transport, Inc.

Regulation

The trucking industry is subject to regulatory oversight and legislative changes that can affect the economics of the industry by requiring certain operating practices or influencing the demand for, and the costs of providing, services to shippers. The Intermodal Surface Transportation Board (the "ISTB"), as well as various state agencies that have jurisdiction over Stony's, have broad powers, generally governing such matters as authority to engage in motor carrier operations, rates and charges, accounting systems, certain mergers, consolidations and acquisitions, and periodic financial reporting.

The Federal Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish the level of regulation in the industry. Following this deregulation, applicants have more easily been able to obtain operating authority, and interstate motor carriers such as Stony's have been able to implement certain rate changes without federal approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. In 1995, the Interstate Commerce Commission (the "ICC") was eliminated, and the ISTB was established within the DOT. The ISTB performs all functions previously performed by the ICC. Since 1981, the company has held authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment and also legal number of hours of driver operation are subject to federal and state regulation. All of Stony's drivers were required to obtain national commercial driver's licenses by April 1, 1992 pursuant to the regulations promulgated by the DOT. Also, effective in 1989, DOT regulations imposed mandatory drug testing of drivers. In addition, Stony's has completed the implementation of its own ongoing drug-testing program. The DOT's national commercial driver's license and drug testing requirements have not to date adversely affected the availability of qualified drivers to the company. DOT alcohol testing rules require certain tests, random and otherwise, for alcohol levels in drivers and other safety personnel. See "Safety and Insurance."

Environmental Matters

Stonys' operations are subject to federal, state and local laws and regulations concerning the environment. Certain of Stonys' facilities are located in historically industrial areas and, therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as Stonys' use of fuels and underground storage tanks at its regional service centers. Leakage or damage to these facilities could expose Stony's to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Currently, management does not know of any environmental remediation issues or liabilities. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. Management does not believe these expenditures will have a material adverse effect on Stonys' financial condition.

Proprietary Transport Operations

CV Transportation, Inc.

In January 2002, the Company secured the rights to a proprietary transport system (the "Jezco System") that provides an innovative and alternative means of containerizing, among other things, liquid and solid waste debris for transportation via traditional flat-bed and box-van trailers. The use of the system is pursuant to a licensing agreement. The agreement has no fixed termination date, other than a strict adherence to guidelines set by the licensor, and carries a fee of $1.00 per ton on all transported materials.

The patents are identified by the United States Patent and Trademark Office (USPTO) as numbers 5,281,073, "apparatus for the transport and management of liquid bearing waste"; 5,873,593, "piggyback truck transport system"; 6,019,565, ""container lifting and transport apparatus"; and 6,149,373, "rim engaging container manipulation apparatus".

On March 5, 2002, the Company incorporated a wholly-owned subsidiary, CV Transportation, Inc. ("CVT"), to facilitate the implementation of the Jezco System in the trucking operations of Stony's. CVT contracts with transfer stations in high cost disposal sites to receive waste for disposal using the Jezco Systems in low cost disposal areas. At this time, CVT's principle operations consist of the collection of waste at a Philadelphia transfer station and the disposal of that waste at an Ohio landfill using the Jezco System. The Company is actively exploring the expansion of operations to other geographic areas.

ITEM 2. DESCRIPTION OF PROPERTY

The executive offices of the Company are located at 3 Broad Street, Suite 300, Charleston, South Carolina 29401. The Company phone number is (843) 805-6620. The Company sub-leases office space from Intercontinental Holdings, Inc., of which its Chairman is an Officer and Director. The sub-lease expires on February 1, 2005.

Stony's sub-leases its office space at 492 McClurg Road, Youngstown, Ohio 44512, which contains approximately 10,000 square feet of habitable space on approximately 2 acres of land, from its chief executive officer, Mr. Gregory J. Gibson.

Stony's leased a truck terminal and garage from Mr. Gibson, at 11104 Wallisville Road, Harris County, Texas, with approximately 4000 square feet on approximately 2.5 acres of land. The sub-lease expired in February of this year and was not renewed by Stony's. Stony's sub-leases a condominium in Myrtle Beach, South Carolina from Mr. Gibson. The sub-lease expired in November 2002.

ITEM 3. LEGAL PROCEEDINGS

The Company has a $250,000 judgment against it in the state of Oklahoma concerning the guarantee of certain indebtedness of a company that the Company had agreed to acquire. The Company never completed the acquisition. Payments on the judgment are being made by an obligor on the obligation, and to date the Company has not made any payments on the judgment. The Company is in negotiations to settle any contingent liability under the judgment.

In June 2002, the Internal Revenue Service filed a Notice of Intent to Levy against the Company in the amount of $19,350.66. The amount represented payroll taxes that the IRS alleges were owed for the period January through March 2000, including penalties and additional fees, for certain payments to officers and directors during this period. The Company believes that the payments were intended at the time to represent gross compensation rather than net wages, and intends to amend its payroll tax returns to reflect the correct amount of wages paid during this period.

In March 2002, the Company received an informal request for documents from the Securities and Exchange Commission. The non- mandatory inquiry requests, inter alia, documents relating to the issuance of securities since January 1, 2002, and documents relating to the Company's then recent acquisition of Stony's Trucking Co. and subsidiaries. The Company has since fully cooperated with the SEC, and considers this matter closed.

In June 2002, the Company was named in a lawsuit filed by Southbridge Group, Inc. In the lawsuit, the plaintiff seeks $33,000 for commissions allegedly due under an agreement executed in February 2001 under which the plaintiff agreed to raise certain funds for the Company. The Company believes that it has valid defenses to part or all of the amount claimed and is defending the case.

On April 24, 2000, a judgment was entered against B-Right Trucking Company, Inc. ("B-Right Trucking") in the amount of $79,028.87 plus interest and costs in favor of Warfab Field Machining. The plaintiff sought to garnish B-Right Trucking's bank account, and the sum of $7,383.60 is currently held by the court under the garnishment.

A judgment has been entered against B-Right Trucking in favor of Comdata for $133,049.53 in reimbursement of attorney's fees allegedly incurred by Comdata in a prior lawsuit brought by B-Right Trucking. B-Right Trucking has appealed the judgment, and believes that it has reasonable grounds for a reversal of the judgment.

B-Right Trucking is named as a defendant by The Parkland Group Inc. in a suit claiming $60,707.80 in fees due for debt workout services allegedly provided to B-Right Trucking. B-Right Trucking contends that the plaintiff failed to complete the services, and that as a result it had to hire another firm at a cost of $40,000 to complete the services. B-Right Trucking is defending this case aggressively and has filed a counterclaim for the return of certain amounts previously paid to the plaintiff.

B-Right Intermodal Transport, Inc., a subsidiary of the Company, is a defendant in an action filed in the United States District Court for the Middle District of Florida, Jacksonville Division, by a former customer seeking to recover the sum of $384,000 for cargo lost in a highjacking. B-Right Intermodal has been paid by its insurance company, but withheld payment pending a law enforcement investigation of the highjacking. B-Right Intermodal will ultimately be held responsible for paying all or a substantial part of the amount claimed.

B-Right Trucking is a defendant in lawsuits in the ordinary course of business involving lost or damaged freight carried by its drivers. B-Right believes that it has adequate insurance for all claims of this nature.

In prior years, B-Right Trucking purchased general liability insurance from Reliance insurance in the amount of $1,000,000. In 2001, Reliance Insurance went into liquidation. The Ohio State Insurance Guaranty Association is now providing indemnity in the reduced amount of $300,000, which is only available after all other insurance monies available to a claimant or B-Right Trucking have been exhausted. As a result, B-Right Trucking may not have adequate insurance to cover potential claims. B-Right Trucking is aware of one claim involving an accident that occurred in 1997 in which the claimant seeks an amount substantially in excess of the total insurance available to satisfy the claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is registered with the United States Securities and Exchange Commission under section 12(g) of the Securities Exchange Act of 1934. The Company's stock is traded on the NASDAQ OTC bulletin Board under the symbol "CVIA." The following table summarizes the low and high prices for the company's common stock for each of the calendar quarters for the fiscal years ended December 31, 2001 and 2002.
	2001		2002
	High	Low	High	Low
First Quarter	.15	0.06	0.27	0.11
Second Quarter	0.145	0.05	0.05	0.08
Third Quarter	0.15	0.065	0.065	0.06
Fourth Quarter	0.25	0.075	0.119	0.055

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There were 738 shareholders of record of the common stock as of May 16, 2003. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2001 or 2002. As of May 16, 2003, there were 153 shareholders of record of preferred stock.

During the fourth quarter of the last fiscal year, the Company issued the following securities without registration under the Securities Act of 1933:
Issue Date	Purchaser	No. of Shares	Consideration
12-06-02	Richard D. Tuorto, Sr.	1,373,669	$140,000

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

Results of Operation

Revenues

Revenues in 2002 were $29,623,417, as compared to revenues of $58 in 2001. The substantial increase in revenues is attributable to the Company's acquisition of Stony's on March 5, 2002, offset by the reclassification of operations relating to SRR to discontinued operations due to its sale in December 2002. The Company believes that the revenues in 2002 are representative of revenues in future periods.

Operating Expenses

Operating expenses in 2002 were $23,162,362, as compared to operating expenses of $840,870 in 2001. The substantial increase in operating expenses was the result of the significantly increased level of operations resulting from the Company's acquisition Stony's on March 5, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2002 were $8,399,461, as compared to $0 in 2001. The substantial increase in selling, general and administrative expenses was the result of the significantly increased level of operations resulting from the Company's acquisition Stony's on March 5, 2002, offset by the reclassification of operations relating to SRR to discontinued operations due to its sale in December 2002.

Other Income (Expense)

The Company incurred net non-operating losses in 2002 of ($57,899) as compared to net non-operating losses in 2001 of ($961,019).

Net Income

The Company incurred a net loss in 2002 of ($9,305,374) as compared to a net loss in 2001 of ($1,831,246). The substantial increase in the net loss was attributable to the Company's large loss from operations at Stony's, as well as a large asset impairment charge of $7,047,349 taken in 2002 to reduce the goodwill recorded in connection with the acquisition of Stony's.

Liquidity and Capital Resources

As of December 31, 2002, the Company had cash and cash equivalents of $156,893, as compared to cash of $3,439 as of December 31, 2001. As of December 31, 2002, the Company had a net working capital deficit of ($6,430,590), as compared to a net working capital deficit of ($777,704) as of December 31, 2001. The primary reason for the decline in working capital during the period was the assumption of significant notes payable, accounts payable and accrued liabilities in connection with the Company's purchase of SRR in June 2001, combined with the classification of Stony's bank line as a current liability due to defaults under the loan documents. Subsequent to year end, the Company refinanced its line of credit with Key Bank at a substantial discount to the amount owed thereon, which improved the Company's working capital position.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a large net operating loss in the year ended December 31, 2002, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto as Exhibit A are the Company's financial statements for the year ended December 31, 2002.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT

As disclosed in Item 1, pursuant to the Merger Agreement, the Company's voting directors -- A. Leon Blaser, Gary Mays, William Tuorto and Ted Fenn -- agreed to resign. Richard D. Tuorto, Sr. and Gregory J. Gibson will become the sole directors of the Company. A. Leon Blaser will be the Company's sole member of its advisory committee.

The following table sets forth certain information concerning directors, executive officers and key employees of the Company:
Name	Age	Position
Gregory J. Gibson	40	Chief Executive Officer, Acting Chief Financial Officer, Secretary/Treasurer, and Director
Richard D. Tuorto, Sr.	57	Director

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

The Company's board of directors was reduced from four members to two members.

During 2002, the board of directors did not have one meeting which was attended by all of the members of the board of directors at the time. All matters were resolved pursuant to Consent.

The following information sets forth the backgrounds and business experience of the directors and executive officers:

Richard D. Tuorto, Sr., Director - Prior to becoming chairman of the Company, Mr. Tuorto acted as a private consultant arranging mergers and acquisitions in the waste industry. From September 1998 to December 1998, and from January 1996 to December 1997, Mr. Tuorto worked at WasteMasters, Inc., which acquired and operated waste disposal facilities. Mr. Tuorto has not served as a director of any other publicly traded companies in the last five years. Mr. Tuorto is the father of William L. Tuorto, who was previously a director and officer of the Company.

Gregory J. Gibson, Chief Executive Officer, Acting Chief Financial Officer, Secretary/Treasurer, and Director - Prior to becoming Chief Executive Officer and Director of the Company, Mr. Gibson served as President of Stony's Trucking Co. and its subsidiaries. Mr. Gibson has not served as a director of any other publicly traded companies in the last five years.

There are no family relationships among any of the officers or directors of the Company.

Compliance with Section 16

Based on the Company's review of filings received by it, the Company believes that certain officers and directors may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows: Mr. Gibson did not file a Form 3 or 4 with respect to the purchase of shares of common stock in the Company during 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $

Gary Mays, CEO (1)	2002	120,150 (2)	--	--
	2001	127,450	--	--
	2000	--	--	--

Keith Anderson, CEO (3)	2002	--	--	--
	2001	6,000	--	106,400(4)
	2000	144,000	15,000(5)	8,956(6)

William L. Tuorto, Special Counsel	2002	--	--	--
	2001	125,000	--	--
	2000	--	--	--

Gregory J. Gibson, CEO, Acting CFO, Secretary/Treasurer (7)	2002	115,656.70	60,349.95 (8)	--
	2001	--	--	--
	2000	--	--	--
  Mr. Mays was chief executive officer from February 15, 2001 to March 5, 2002.
  Based on the market value of 890,000 shares of common stock issued during the year for compensation in lieu of cash, as determined from the closing price of the common stock on the date of issuance.
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
  Mr. Gibson was chief executive officer from March 5, 2003 to December 31, 2002.
  Based on the market value of 500,000 shares of common stock issued during the year as bonus compensation in lieu of cash, as determined from the closing price of the common stock on the date of issuance.

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

Employment Agreements

The Company and Gregory J. Gibson are parties to a five-year Employment Agreement dated March 5, 2002, under which the Company agreed to issue Mr. Gibson 500,000 shares of common stock as a signing bonus, and pay Mr. Gibson a salary of $250,000 per year, provided that Mr. Gibson shall not be entitled to exceed his regular base salary ($150,000) prior to the termination of the Management and Operations Agreement of Stony's Trucking Co. Mr. Gibson's position under the Employment Agreement is as chief executive officer.

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

The Company and Richard D. Tuorto, Sr. are parties to a Consulting Agreement dated December 1, 2001, under which the Company agreed to engage Mr. Tuorto as an independent contractor with the title Vice President of Acquisitions. Mr. Tuorto is entitled to compensation of $210,000 per year, which is payable at the Company's option in registered shares of the Company's common stock valued at 85% of the market value of the common stock. In addition, Mr. Tuorto became entitled to a bonus of $200,000 upon execution of a contract by the Company to acquire Stony's Trucking Co. The Consulting Agreement is subject to confidentiality and noncompete provisions.

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

The Company does not have an audit, compensation or nominating committee of its Board. During the 2002 fiscal year, the Company issued no shares for director services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of May 16, 2003, with respect to the beneficial ownership of the Company's Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table and (iii) all directors and executive officers of the Company as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Gregory J. Gibson Stony's Trucking Co. and Subsidiaries 492 McClurg Road Youngstown, Ohio 44512	20,500,000	22.0%

Richard D. Tuorto, Sr. 3 Broad Street Suite 300 Charleston, South Carolina 29401	2,707,002 (2)	2.9%

Intercontinental Holdings, Inc. 3 Broad Street Suite 300 Charleston, South Carolina 29401	18,334,284	19.7%

All Officers and Directors as a Group	41,541,286	44.7%

  Based upon 92,854,455 common shares issued and outstanding as of May 16, 2003.
  Does not include shares of common stock owned by Intercontinental Holdings, Inc., of which Mr. Tuorto is a shareholder, officer and director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the time the Company's acquisition of Stony's Trucking Co. and its subsidiaries on March 5, 2002, Stony's Trucking Co. and its subsidiaries are parties to the following agreements with Gregory J. Gibson or persons related to him: (1) Cognovit Promissory Note dated January 25, 2001 in the principal amount of $500,000 entered into by Stony's Trucking Co. for the benefit of Gregory J. Gibson in relation to the Sky Bank Note of even date therewith; (2) Cognovit Promissory Note dated May 30, 2000 in the principal amount of $495,000 entered into by Stony's Trucking Co. for the benefit of Gregory J. Gibson in relation to the National City Bank Note of even date therewith; (3) Patricia C. Potts, mother of Mr. Gibson, and prior principal of Stony's, Employment Contract dated December 1, 1995 as amended by a First Amendment to Employment Contract on March 5, 2002; (4) Commercial Guaranty entered into by B-Right Trucking Co. in relation to the obligations of Gregory J. Gibson under the Promissory Note dated as of January 25, 2001 by and between Gregory J. Gibson and Sky Bank; (5) Non-recourse Guaranty entered into by Gregory J. Gibson with respect to the Amended and Restated Potts Note; (6) Lease Agreement dated February 2. 2000 by and between Gregory J. Gibson and B-Right Trucking Co. with respect to the McClurg Road premises; (7) Lease Agreement dated August 1, 1994 by and between Gregory J. Gibson and B-Right Trucking Co. with respect to the premises known as 11104 Wallsville Road, Harris County, Texas; (8) Condominium Lease dated July 1, 1993 by and between Gregory J. Gibson and B-Right Trucking Co. with respect to a South Carolina condominium in Maisons-Sur-Mer Horizontal Property Regime; (9) Lease/purchasing arrangement between Gregory J. Gibson and the Company with respect to 10 Atlas trailers; (10) Lease/purchasing arrangement between Gibson and the Company with respect to Fontaine trailers; and (11) guarantee by Gregory J. Gibson of the obligations of B-Right Trucking Co. to Key Bank under various loan agreements. At December 31, 2002, approximately $1,100,000.00 was owed to Mr. Gibson. Total lease payments payable to Mr. Gibson, from March 5, 2002 to December 31, 2002, was $222,866. Interest paid thereupon was $70,029. On July 21, 2002, Mr. Gibson loaned the Company's subsidiary, CVT, $164,735.00 bearing no interest and with no specified maturity date.

In addition, pursuant to the Company's acquisition of Stony's Trucking Co. and subsidiaries on March 5, 2002, the Company executed a cognovit promissory note payable to Mr. Gibson in the amount of $150,000 which was due on April 5, 2002. A payment of $25,000 was made on the note in April, 2002. On December 31, 2002, the maturity date of the note was extended until December 31, 2007. On February 28, 2002, the Company issued 500,000 shares valued at $60,349.95 to Mr. Gibson as a signing bonus.

Patricia Potts had an outstanding balance of approximately $600,000 as of December 31, 2002. Interest paid from March 5, 2002 to December 31, 2002 was $41,585 and an additional $20,681 was accrued. Patricia C. Potts was named as a director of Stony's Trucking on December 23, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.
Exhibit Number	Description and Incorporation by Reference
2.1	Agreement of Merger dated May 15, 1995 by and between Trident Enterprises, Inc. and the Registrant (1)
2.2	Certificate of Merger of Trident Enterprises, Inc. into the Registrant filed in the Office of the Oklahoma Secretary of State on May 26, 1995 (1)
2.3	Agreement and Plan of Merger and Reorganization dated March 5, 2002 (2)
3.1	Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on November 20, 1990 (1)
3.2	Amended and Restated Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on May 19, 1993 (1)
3.3	Amended and Restated Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on May 26, 1995 (1)
3.4	Amendment to Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on February 5, 2002
3.5	Bylaws of the Registrant dated November 20, 1990 (1)
3.6	Amended and Restated Bylaws of the Registrant dated May 15, 1995 (1)
4.1	Form of Certificate representing shares of the Registrant's Common Stock (1)
10.1	2001 Employee, Consultant and Advisor Stock Compensation Plan (3)
10.2	Form on Stock Payment Agreement (3)
10.3	Right of Rescission Agreement among Corporate Vision, Inc. and Gregory J. Gibson (2)
10.4	Management and Operations Agreement by and among Corporate Vision, Inc., Stony's Trucking Co. and GJG Management, LLC (2)
10.5	Stockholders' Agreement Concerning Corporate Vision, Inc. (2)
10.6	Employment Agreement of Gregory J. Gibson (2)
10.7	Letter Agreement between Corporate Vision, Inc. and Stony's Trucking Co. (2)
10.8	Cognovit Promissory Note (2)
10.9	Pledge Agreement (2)
22*	Subsidiaries of the Registrant
24*	Consent of Packer Thomas
99*	Certification of Gregory J. Gibson

*To be filed by amendment.
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

(b) Reports on Form 8-K. None.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
CORPORATE VISION, INC.
Dated: May 23, 2003	/s/ Gregory J. Gibson
Gregory J. Gibson, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: May 23, 2003	/s/ Richard D. Tuorto, Sr.
Richard D. Tuorto, Sr., Chairman

Dated: May 23, 2003	/s/ Gregory J. Gibson
Gregory J. Gibson, Director

EXHIBIT A

Corporate Vision, Inc.

and

Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002 and 2001

C O N T E N T S

Page
Report of Independent Auditors (Packer Thomas)	23
Independent Auditor's Report (Cross and Robinson)	24
Consolidated Financial Statements
Consolidated Balance Sheets	25
Consolidated Statements of Operations	27
Consolidated Statements of Stockholders' Equity	28
Consolidated Statements of Cash Flows	29
Notes to Consolidated Financial Statements	30-50

REPORT OF INDEPENDENT AUDITORS

Independent Auditor's Report

Corporate Vision, Inc. and Subsidiary

Consolidated Balance Sheets
	UNAUDITED
ASSETS	December 31,
	2002	2001
CURRENT ASSETS
Cash	$ 156,893	$ 3,439
Accounts receivable-trade, net of allowance for doubtful accounts of $809,067 and $128,342, respectively	2,955,368	265,284
Accounts receivable-employees	29,141	--
Accounts receivable-broker/agents, net of allowance for doubtful accounts of $1,637,335 and $-0-. Respectively	757,047	--
Accounts receivable - other	35,351	--
Advances to related party	21,250	--
Prepaid expenses	198,257	3,109
TOTAL CURRENT ASSETS	4,153,307	271,832

PROPERTY AND EQUIPMENT
Leasehold improvements	407,881	--
Vehicles	771,775	251,598
Containers and compactors	--	39,843
Office equipment	367,742	65,741
TOTAL PROPERTY AND EQUIPMENT	1,547,398	357,182
Less accumulated depreciation	193,177	75,704
NET PROPERTY AND EQUIPMENT	1,354,221	281,478

Goodwill	-	1,514,534
Investments	-	15,000
Accounts receiveable--other	1,250,000	--
Deposits	98,094	--

TOTAL OTHER ASSETS	1,348,094	1,529,534

TOTAL ASSETS	$ 6,855,622	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Balance Sheets
	UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	December 31,
	2002	2001

CURRENT LIABILITIES
Accounts payable-trade	$ 2,087,407	$ 439,921
Line of credit	4,204,600	8,009
Interest rate swap	44,131	--
Note payable-related party (current portion)-NOTE 12	1,618,001	50,000
Current portion of long-term debt	465,696	43,152
Obligations under capital lease	--	4,976
Accrued other liabilities	1,376,125	403,478
Deferred revenue	--	5,000
Accrued loss contingencies	787,937	95,000
TOTAL CURRENT LIABILITIES	10,583,897	1,049,536

LONG-TERM LIABILITIES
Long-term debt-related parties (net of current portion)-NOTE 12	584,476	72,272
TOTAL LIABILITIES	11,168,373	1,121,808

STOCKHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at December 31, 2002 and 2001, respectively.-NOTE 7	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 78,800,875 and 43,150,590 shares issued and outstanding at December 31, 2002 and 2001, respectively.	788,009	431,056
Additional paid-in capital	14,110,665	10,391,900
Retained earnings (deficit)	(19,168,823)	(9,863,449)
Accumulated other comprehensive loss	(44,131)	--
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,312,751)	961,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,855,622	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Statements of Operations
	UNAUDITED
	Years ended December 31
	2002	2001

REVENUE	$ 29,623,417	$ 58

OPERATING EXPENSES	23,162,362	840,870

ASSET IMPAIRMENT CHARGE	7,047,349	--

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,399,461	--

OTHER INCOME AND (EXPENSES)
Investment income	24,284	--
Interest expense	(495,843)	(4,178)
Royalty expense	(4,784)	--
Loss on sale of asset	(123,507)	--
Gain on sale of available-for-sale securities	-	17,480
Impairment of securities	(15,000)	(974,321)
Miscellaneous income (expense)-net	556,951	--

TOTAL OTHER INCOME AND (EXPENSES)-NET	(57,899)	(961,019)

LOSS FROM CONTINUING OPERATIONS	(9,043,654)	(1,801,831)
DISCONTINUED OPERATIONS-NOTE 4
Loss from operations of Southeastern Research and Recovery, Including loss on disposal	(261,720)	(29,415)

NET LOSS	$ (9,305,374)	$ (1,831,246)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	72,018,978	32,544,655

BASIC AND DILUTED LOSS PER SHARE	$ (0.13)	$ (0.06)

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity

Unaudited

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Deficit Accumulated During the Development Stage	Retained Earning (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2000	$ 1,529	$ 168,788	$ 8,929,548	$ (180,428)	$ (3,309,848)	$ (4,722,355)	$ --	$ 887,234

Issued for cash (2,269,740 shares)	--	22,697	77,778	--	--	--	--	100,475
Issued in exchange for consulting services (109,980 shares)	--	1,100	42,324	--	--	--	--	43,424
Director and employee compensation (1,103,210 shares)	--	11,032	52,980	--	--	--	--	64,012
Issued to acquire subsidiary (22,500,000 shares)	--	225,000	1,437,188	--	--	--	--	1,662,188
Issued for general and administrative expenses (487,992 shares)	--	4,880	30,069	--	--	--	--	34,949
Reclassification adjustment (79,076 shares)	--	(791)	791	--	--	--	--	--
Retirement of treasury stock (165,019 shares)	--	(1,650)	(178,778)	180,428	--	--	--	--
Reclassification of development share deficit	--	--	--	--	3,309,848	(3,309,848)	--	--
Net (loss) for the year	--	--	--	--	--	(1,831,246)	--	(1,831,246)

Balance at December 31, 2001	$ 1,529	$ 431,056	$ 10,391,900	$ --	$ --	$ (9,863,449)	$ --	$ 961,036

Issued for cash (2,280,000 shares)	--	22,800	86,200	--	--	--	--	109,000
Issued in exchange for consulting services (2,293,669 shares)	--	22,937	231,563	--	--	--	--	254,500
Director and employee compensation (5,115,702 shares)	--	51,157	424,203	--	--	--	--	475,360
Issued to acquire subsidiary (21,583,333 shares)		215,833	2,690,146	--	--	--	--	2,905,979
Issued for general and administrative expenses (4,422,581 shares)	--	44,226	286,653	--	--	--	--	330,879
Net (loss) for the year	--	--	--	--	--	(9,305,374)	--	(9,305,374)
Interest rate swaps	--	--	--	--	--	--	(44,131)	(44,131)
Total comprehensive loss								(9,349,505)

Balance at December 31, 2002	$ 1,529	$ 788,009	$ 14,110,665	$ -	$ -	$ (19,168,823)	$ (44,131)	$ (4,312,751)

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Statements of Cash Flows
	UNAUDITED
	Years ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (9,305,374)	$ (1,831,246)
Adjustments to reconcile net (loss) to cash provide by operating activities:
Depreciation and amortization of property and goodwill	270,571	76,129
Net loss on impairment of available for sale securities	15,000	974,321
Net unrealized (gain) on available for sale securities	--	(17,480)
Stock issued for services	1,358.589	85,694
Net realized loss on sale of assets	138,507	--
Asset impairment charge	7,047,349	--
Provision for losses on accounts receivable	2,318,060	128,342
Increase (decrease) in cash due to changes in:
Accounts receivable-trade	(3,370,809)	(53,518)
Accounts receivable-employees	(29,141)	--
Accounts receivable-broker/agents	(2,394,382)	--
Accounts receivable-other	(35,351)	--
Advances to related party	(21,250)	--
Prepaid expenses	(195,148)	28,698
Other Assets	--	3,000
Accounts Payable	1,647,486	61,345
Accrued other liabilities	962,671	386,746
Accrued loss contingencies	692,937	65,000
NET CASH (USED IN) OPERATING ACTIVITIES	(900,285)	(92,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities	--	29,980
Purchase of investments	(411,150)	(14,200)
Purchase of fixed assets	-	(43,805)
Cash obtained in acquisition	--	3,267
Proceeds from sale of fixed assets	142,041	--
NET CASH (USED) BY INVESTING ACTIVITIES	(269,109)	(24,758)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	109,000	100,475
Net proceeds from short-term debt	1,640,843	50.000
Net payments on line of credit	(401,995)	(43,027)
Proceeds from long-term debt	--	33,756
Payments of long-term debt	(25,000)	(20,038)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,322,848	121,166

NET INCREASE IN CASH	153,454	3,439

CASH AT BEGINNING OF YEAR	3,439	--

CASH AT END OF YEAR	$ 156,893	3,439

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

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

In 2001, a new board of directors and new officers were appointed. Under the direction of the new management team, the Company acquired Southeastern Research and Recovery, Inc. ("SRR") a waste disposal company in the business of solidifying non-hazardous liquid waste, operating in the Southeastern United States. During December 2002, the Company sold Southeastern Research and Recovery.

In March 2002, the Company acquired Stony's Trucking Company and Subsidiaries ("Stony's Trucking Company"). Stony's Trucking Company is engaged in local and long-distance hauling of various products under operating authorities granted by the Interstate Commerce Commission. Additionally, the Company has commenced operations of a newly formed subsidiary CV Transportation, Inc., which is designed to gain efficiency in backhauling freight.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries, Southeastern Research and Recovery, Inc. ("SRR"), CV Transportation and Stony's Trucking Company. Intercompany transactions and balances have been eliminated in consolidation. SRR was sold effective December 31, 2002 (See Note 4 for more detail on the sale of SRR).

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risks

The Company sells services and extends credit based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful life of the asset, from 3 to 20 years. Depreciation expense for the year ended December 31, 2002 and 2001 was $270,571 and $56,958, respectively.

Investments

Investments in other companies in which the Company owns less than a majority interest are stated at fair value as estimated by management.

Revenue and Expense Recognition

Waste revenue is recognized when waste is removed from the customer's premises. The Company recognizes transportation revenue as earned on the date of freight delivery to consignee. Related expenses are recognized as incurred.

Fair Value of Financial Instruments and Derivatives

The carrying amounts reflected in the consolidated balance sheets for all financial instruments excluding investments approximates the respective fair values due to the short maturities of those instruments and/or a minimal differential between variable and fixed interest rates for debt. Investments are recorded at fair value in the consolidated balance sheets. The fair values are based on quoted market prices or management's estimate of fair value for non-publicly traded investments. The primary derivative financial instruments the Company uses are interest rate swaps as part of its overall risk management policy. The Company does not use derivative financial instruments for trading or speculative purposes.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carryforwards by applying enacted statutory tax rates applicable to future years. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. Management provides valuation allowances against the deferred tax asset for amounts that are considered more likely than not to be realized.

Use of Estimates

The process of preparing the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Advertising Cost

The Company maintains a policy of expensing advertising costs when incurred. Amounts charged against advertising expense for the years ended December 31, 2002 and 2001 were $95,997 and $1,601, respectively.

Earnings Per Share

Basic earnings (loss) per common share is based on net (loss) attributable to common shares less preferred stock dividend requirements divided by weighted average number of common shares outstanding during the period. Diluted earnings per common share assumes issuance of the net incremental shares from stock options and full conversion of all dilutive convertible securities at the later of the beginning of the year or the date of issuance. During a loss period, the assumed exercise of convertible securities shares has an antidilutive effect. Therefore, these securities would not be included in the calculation of weighted average shares in a loss period.

Derivatives and Hedging Activities

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the earnings of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the type of risk hedged is related to the variability of future earnings caused by changes in interest rates. The Company hedges its exposure to interest rate fluctuations through the use of interest rate swaps. Net amounts paid or received under swap arrangements are reflected as adjustments to interest expense.

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair values and cash flows of the derivatives. At December 31, 2002, hedging relationships exist for long-term indebtedness.

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

Supplemental Cash Flow Information
Year Ended December 31,
	2002	2001
Noncash investing and financing activities:
Common stock issued as investment in
other companies	$ --	$ 1,662,188

Common stock issued as investment in
equipment	$ --	$ 9,214

New Accounting Pronouncements

The Company adopted the provisions of SFAS No. 142 Goodwill and Other Intangible Assets as of January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill, and other indefinite life intangibles. The standard requires annual impairment testing of goodwill, and introduces the concept of indefinite life intangible assets.

Goodwill is assigned to specific reporting units and is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. The Company performed an impairment test in 2002. During 2002, the Company determined that the carrying amount of goodwill, which was assigned to Stony's Trucking Company, exceeded its fair value, which was estimated based on the present value of expected future cash inflows. Accordingly, a goodwill impairment loss of $7,047,349 was recognized in that reporting unit. As of December 31, 2002 and including the divestiture discussed in Notes 3 and 4, the Company maintained no goodwill.

NOTE 3--ACQUISITION

On June 21, 2001, Company acquired all the issued and outstanding shares of common stock of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 22,500,000 shares of Rule 144 restricted common stock of the Company, valued at $1,662,188. Rule 144 restricted stock prevents the holder from having the ability to market the securities for one year following the date of issuance. The acquisition was accounted for using the purchase method of accounting using Accounting Principles Board Opinion No. 16, whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by the Company at their fair value. The consolidated financial statements include the operating results from the date of acquisition. The excess of the amount paid over the fair value of SRR's identifiable net assets was $1,533,705, which was reflected in the balance sheet as goodwill. The Company expects to benefit from the goodwill acquired in this transaction over a period of forty years, and with the original intention of amortizing the amount recorded using the straight-line method over that period. The Company recorded goodwill amortization of $19,171 in 2001. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". See Note 2 for a description of the new accounting rules that eliminate the amortization of goodwill.

The aggregate purchase price was allocated to the assets and liabilities of SRR based upon their estimated fair market values as follows:

Assets Acquired:
Cash	$ 3,267
Other current assets	260,615
Property and equipment	259,936
Goodwill	1,533,705
Total Assets Acquired	2,057,523

Liabilities Acquired:
Current liabilities	(288,653)
Long-term debt	(106,682)
Total Liabilities	(395,335)

NET PURCHASE PRICE	$ 1,662,188

Pursuant to an option agreement, the Company granted Global Ecological Services ("Global"), the seller of SRR, an option to purchase all of the issued and outstanding common stock of SRR for consideration of 22,500,000 shares of Corporate Vision common stock and $200,000 in cash. This option expired unexercised.

The number of share issued for the acquisition of SRR were subject to adjustment six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price of the Company's shares. Specifically, in the event the Company's shares did not have a fair market value equal to or greater than $2,250,000 on the Adjustment Date, then the Company was obligated to issue Global additional shares of Company common stock sufficient to result in the fair market value of the Company's shares held by Global on the Adjustment Date, plus the additional shares issued as of the Adjustment Date, having a total value equal to $2,250,000. As the fair market value as of each Adjustment Date exceeded $2,250,000, the Company was not required to issue additional shares to Global.

Pursuant to the SRR Agreement, a Management and Operations Agreement (the "SRR Management Agreement") was executed among the Company, Global and SRR. Under the Management Agreement, Global agreed to provide management and operational support services to SRR for a five-year period, in exchange for fifty percent of the net cash flow generated by the Company's operating activities. Under the SRR Management Agreement, the net cash flow from SRR is determined on a quarterly basis from the "net cash provided by operating activities" of SRR's financial statements utilized for the Company's consolidated financial statements, less the amount of any management fee paid by SRR for the quarter. The Company had the option to terminate the SRR Management Agreement prior to the expiration of its term upon thirty (30) days advance notice and the payment to Global of a termination fee equal to the lesser of a) $250,000, or b) the average monthly management fee paid or payable to Global for the twelve months prior to the date of such notice of termination times the number of months remaining in the term of the SRR Management Agreement.

The proforma unaudited results of operations for the year ended December 31, 2001, assuming the purchase of SRR had been consummated as of January 1, 2001 was as follows:

2001
Revenues	$ 1,950,893
Net loss	(1,769,312)

Net loss per common share
Basic	(0.04)
Diluted	(0.04)

On March 5, 2002, the Company acquired all of the common stock of Stony's Trucking Company and subsidiaries ("Stony's") thereof, pursuant to an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") dated March 5, 2002. As a result, all of the issued and outstanding common stock of Stony's was exchanged for $50,000 in cash, a note for $150,000 due thirty days after the acquisition, and 20,000,000 shares of Rule 144 common stock of the Company valued at $3,000,000. In addition, the Company may be obligated to issue up to an additional 2,468,458 shares of common stock in the event the Company is obligated to issue more shares upon conversion of its Series A Non-Cumulative Convertible Preferred Stock than expected, as discussed further in Note 7.

The acquisition was accounted for using the purchase method of accounting promulgated by SFAS No. 141 "Business Combinations" whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by the Company at their fair value. The excess of the amount paid over the fair value of Stony's Trucking Company's identifiable net assets was $7,047,349, which was initially reflected in the balance sheet as goodwill. As discussed in Note 2, such goodwill was determined to be impaired under SFAS 142 as of December 31, 2002, and accordingly, such goodwill was charged to operations for the year ended.

The aggregate purchase price has been allocated to the assets and liabilities of Stony's Trucking Company's based upon their estimated fair market values as follows:

Assets Acquired:
Cash	$ --
Accounts receivable	6,059,911
Property and equipment	1,394,237
Other assets	652,964
Goodwill	7,047,349
Total Assets	15,154,461

Liabilities Acquired:
Accounts payable	(3,006,908)
Accrued liabilities	(3,297,861)
Long-term debt	(5,314,692)
Total Liabilities	(11,619,461)

NET PURCHASE PRICE	$ 3,535,000

The proforma unaudited results of operations for the years ended December 31, 2002 and 2001, assuming the purchase of Stony's Trucking Company had been consummated as of January 1, 2001 was as follows:

	2002	2001
Revenues	$ 35,428,940	$ 41,491,472
Net loss	(9,164,050)	(11,198,452)
Net loss per common share:
Basic	0.28	(0.34)
Diluted	0.28	(0.34)

The number of Company shares is subject to adjustment six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price of the Company's shares. Specifically, in the event the Company's shares on each Adjustment Date do not have a fair market value equal to or greater than $2,000,000, then the Company shall be obligated to issue Gregory Gibson, formerly the president and sole shareholder and director of Stony's, additional shares of Company common stock sufficient to result in the fair market value of the Company'shares held by Mr. Gibson on the Adjustment Date, plus the additional shares issued as of the Adjustment Date, having a total value equal to $2,000,000. There was no adjustment required at the first six month Adjustment Date. At the second twelve month Adjustment Date, March 5, 2003, the value of the Company shares fell below $2,000,000. Accordingly, the Company will issue an additional _______________ shares to Mr. Gibson.

Pursuant to the Merger Agreement, the parties executed the following additional, material agreements:

  An Employment Agreement, under which the Company agreed to employ Mr. Gibson as chief executive officer for a five year period;
  Management and Operations Agreement, under which the Company contracted for GJG Management, LLC, a company wholly-owned by Gregory Gibson, to manage Stony's and its subsidiaries through the earlier to occur of December 31, 2002 or the termination of Gibson's right of rescission, with GJG Management, LLC being entitled to a monthly management fee of $10 per month;
  A Stockholders' Agreement, under which Gibson and Global Eco-Logical Services, Inc. ("GECL") agreed, inter alia, that Gregory Gibson would vote his shares of common stock in the Company in favor of GECL's nominee for director, GECL would vote its shares of common stock in the Company in favor of Gregory Gibson's nominee for director, Gregory Gibson and GECL each would not approve certain major corporate actions without the consent of the other, and GECL would agree not to sell, except under certain conditions, 15,000,000 shares of common stock it holds in the Company;
  A Pledge Agreement, under which the Company pledged its shares of common stock in Stony's to secure its obligations under the Merger Agreement and under the $150,000 note due thirty days after the Merger.

In the event Mr. Gibson or the Company exercise their right of rescission under the Right of Rescission Agreement, then Mr. Gibson shall be obligated to return all consideration that he received under the Merger Agreement (unless the rescission is exercised by Mr. Gibson solely as remedy for nonpayment of the $150,000 note, in which event Mr. Gibson shall not be obligated to return $50,000 which he received in the Merger), the Company shall be obligated to convey all shares of common stock in Stony's to Mr. Gibson. Mr. Gibson's Employment Agreement shall terminate without any further liability on the part of the Company to Mr. Gibson (except that Mr. Gibson shall be entitled to retain all consideration paid to him thereunder through the date of termination), the Management and Operations Agreement shall terminate and the Stockholders' Agreement shall terminate.

During December 2002, the Company entered into an Extension and Modification of Management and Operations Agreement ("Extension Agreement") where the aforementioned management agreement with GJG Management, LLC would be extended until December 31, 2007. In addition, as part of the Extension Agreement, Mr. Gibson may not exercise his right to purchase back the Stony's Shares at any time until December 31, 2007, unless, for any reason, the Management and Operations Agreement is terminated by the Company prior to such date, as set forth by the terms in the Extension Agreement.

Pursuant to the Merger Agreement, Mr. Gibson was appointed the chief executive officer of the Company. Mr. Gibson was formerly the president and sole shareholder and director of Stony's. Further, pursuant to the Merger Agreement, the Company agreed to reduce the number of voting directors to two, who will be Mr. Gibson and Richard D. Tuorto, Sr. The existing directors of the Company have executed irrevocable resignations from the Board, which will be effective upon the Company's compliance with Rule 14f-1 under the Securities Exchange Act of 1934 by the mailing of this notice to shareholders. A. Leon Blaser, the former chairman of the board of the Company, will remain as a nonvoting, advisory director.

In addition to the shares issued to Mr. Gibson, the Company issued 1,333,333 shares of common stock, valued at $200,000, to Richard D. Tuorto, Sr. as a finder's fee and for services rendered in negotiating and closing the Merger.

NOTE 4--DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company sold Southeastern Research and Recovery ("SRR"). Included in the caption of "Discontinued Operations" on the 2002 Consolidated Statement of Operations is $(147,719) representing the amount of loss recognized on the sale of SRR. The sale was consummated by the exchange of stock of SRR for 5,250,000 shares of Gulftex Energy Corporation ("GEC") and the immediate sale of the GEC stock to Environmental Energy Services, Inc. ("EES") for $1,250,000 or $0.2381 per share. The payment for these shares is payable only when and to the extent that EES receives distributions from a Binder Product Technology License Agreement dated April 7, 1998 by and among Alabama Fuel Products, LLC, Starters, Inc. and Starter Energy, Inc. The Company receives quarterly royalty payments based upon this agreement, and through May 21, 2003 the Company has received approximately $744,000 in payment on this stock.

NOTE 5--INVESTMENTS

The Company had the following investments in affiliated entities at December 31, 2002 and 2001:
	2002		2001
	Carrying Value	Estimated Fair Market Value	Carrying Value	Estimated Fair Market Value
Securities Available-for-Sale:
T.L. Phipps, Inc.	$ -	$ -	$ 15,000	$ 15,000

In February 2000, the Company issued 54,750 common shares valued at $75,281 to TL Phipps and Company, Inc. ("Phipps") in exchange for a 25 percent ownership interest in Phipps. In December 2001, after evaluating the future realizable benefit of the Company's investment in T.L. Phipps, management determined that an adjustment to the fair value of the asset was appropriate in order to reflect the expected realizable value of such investment. The decline in the fair value of the investment was determined to be other than temporary and, accordingly, the cost basis of the investment was written down to estimated fair value and the resulting loss of $60,281 was charged against 2001 earnings. In December 2002, after evaluating the future realizable benefit of the Company's investment in T.L. Phipps, management determined that an adjustment to the fair value of the asset was appropriate in order to reflect the expected realizable value of the investment. The decline in the fair value of the investment was determined to be other than temporary and, accordingly, the cost basis of the investment was written down to zero and the resulting loss of $15,000 was charged against 2002 earnings.

In June 2001, the Company sold 125,914 shares of Saratoga International Holdings Corp. Series A preferred stock to an unrelated party for $29,980 and recognized a gain on the transaction of $17,480 based on the specific identification of the shares. In December 2001, after evaluating the future realizable benefit of the Company's investment in Saratoga, management determined that an adjustment to the fair value of the asset was appropriate in order to reflect the expected realizable value of the investment. The decline in the fair value of the investment was written down to zero, the estimated fair value. The resulting realized loss of $12,500 was charged against earnings in 2001.

In December 2001, the Company recognized a permanent reduction of its investment in Great Mane Marketing Company. The decline in the estimated fair market value of the investment resulted from ongoing litigation pertaining to the marketing rights of a patented product. Accordingly, the Company realized a loss of $18,000 charged against 2001 earnings.

NOTE 6--DEBT AND LEASE OBLIGATIONS

In conjunction with the acquisition of Stony's Trucking Company, the Company assumed all of the debt that Stony's Trucking Company debt payable to Key Bank. The Company had a revolving line of credit with Key Bank available as of December 31, 2002 in the amount of $4,600,000. As of December 31, 2002, the Company had outstanding $4,204,600 under this agreement. The principle sum is payable on demand with accrued unpaid interest payable on the first day of each month. The Company was in default on this line at December 31, 2001. As a result of the default, the interest rate was increased to the bank's prime plus 3.25% effective April 2002. As of December 31, 2002, the revolving line of credit bore interest at a variable rate equal to the bank's prime rate plus 3.25%. The interest rate in effect at December 31, 2002 was 8.00%.

All the assets of Stony's Trucking Company and the personal guarantee of Mr. Gibson secured the line of credit. During January 2003, the Company negotiated the settlement of all the debt with Key Bank (See Note 13 for additional information on the settlement of this debt).

The following is a summary of long-term debt at December 31, 2002 and 2001:
	2002	2001
Green Tree Financial, note payable,
interest rate at 9.50%, due in monthly
installments of principal and interest
of $597 through September 2003.
Secured by vehicle.	$ --	$ 12,016

Enterprise Bank, note payable,
interest rate at 11.50%, due in monthly
installments of principal and interest
of $1,006 through March 2005.
Secured by vehicles and equipment.	--	$ 42,951

Enterprise Bank, note payable,
interest rate at 13.00%, due in monthly
installments of principal and interest
of $1,006 through March 2005.
Secured by vehicles.	--	$ 33,098

Enterprise Bank, note payable,
interest rate at 13.00%, due in monthly
installments of principal and interest
of $1,092 through October 2002.
Secured by vehicles.	--	10,413

Enterprise Bank, note payable,
interest rate at 11.00%, due in monthly
installments of principal and interest
of $615 through July 2004. Secured
by equipment.	--	$ 16,946
		-
Key Bank, note payable, payable in monthly
installments of $25,000 plus interest at a variable
rate equal to the lower of LIBOR plus 2.75% or
the bank's prime rate plus 0.25%. The interest
rate in effect at December 31, 2002 was 4.13%.
Due on demand. Secured by all the assets of
Stony's Trucking Company.	300,000	--

Key Bank, note payable, payable in monthly
installments of $1,256 plus interest. The
Company was in default in this note as of
December 31, 2002. As a result of the default,
the interest rate increased from a fixed rate of
8.25% to a fixed rate of 11.25% effective April
2002. Due on demand. Secured by all the assets
of Stony's Trucking Company.	165,696	--

Total	465,696	115,424
Less principal payments due within one year	465,696	43,152
LONG-TERM DEBT	$ --	$ 72,272

Additionally, the Company assumed interest rate swap agreements between Stony's Trucking Company and Key Bank to reduce the impact of changes in interest rates on its floating rate debt. At December 31, 2002, the Company had outstanding interest rate swap agreements with Key bank, having a combined notional amount of $1,800,000. The interest rate swap agreements mature at the time the related notes mature. The Company is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements.

Loan agreements with Key Bank contain various covenants including cash flow, current ratio, interest coverage, EBIDA, and the maintenance of collateral. At December 31, 2002, the Company was in breach of loan covenants. Under the terms of the agreement, the bank may call the loan. Accordingly, the term loans and the related interest rate swaps have been included in current liabilities. However, Key Bank has not waived the collateral requirement, nor has it called the loans.

The Company leases three operating facilities and six tractors, including related party leases, under operating leases expiring in various years through 2008. See Note 11 Related Parties.

Minimum future rental payments under non-cancelable operating leases as of December 31, 2002 were:
Years ended
December 31,	Amount
2003	$ 238,897
2004	128,559
2005	102,000
2006	102,000
2007	102,000
Thereafter	8,500

Total minimum future rental payments	$ 681,956

The above operating leases provide for renewal options for periods from 2002 to 2004. In the normal course of business, operating leases are generally renewed or replaced by other leases. Rental expense amounted to $287,768 and $42,150 in 2002 and 2001, respectively.

NOTE 7--PREFERRED STOCK

At December 31, 2002 and 2001, 1,000,000 shares of $0.01 par value non-voting Series A Non-cumulative Convertible Preferred Stock was authorized and 152,889 shares were issued and outstanding. Each outstanding share of the Company's Series A preferred stock will automatically convert into ten shares of the Company's common stock on September 1, 2003. If the Company fails to recognize at least $2,000,000 of pre-tax earnings, exclusive of extraordinary items and non-recurring items, for the twelve months ended June 30, 2002 or if the Company's common stock does not trade for a minimum of $10.00 per share for ten days between June 30, 2002 and August 15, 2003, then the Company will declare a one-fifth share dividend of Series A preferred stock for each preferred share held at the declaration date. The Company will declare a similar dividend if the Company's common stock does not trade above $10.00 per share for twenty consecutive days between July 15, 2003 and August 15, 2003 or if the Company fails to have pre-tax earnings of $2,000,000, exclusive of extraordinary and non-recurring items, for the twelve months ended June 30, 2003.

NOTE 8--EARNINGS PER SHARE

The computations of basic and dilutive loss per share were as follows:
	December 31,
	2002	2001
Net (loss)
attributable to
common shares	$ (9,305,374)	$ (1,831,246)

Weighted average
common shares	72,018,978	32,544,655

Basic and dilutive
income (loss)
per common
share	$ (0.13)	$ (0.06)

The outstanding convertible preferred shares were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

NOTE 9--INCOME TAXES

The Company has incurred net operating losses since inception and has a federal and state net operating loss carryforward of approximately $16,800,000 at December 31, 2002, expiring in various years beginning 2006. Additionally, the Company has a net capital loss carryforward of approximately $1,900,000, which may be offset against future capital gains. As of December 31. 2002 and 2001, the Company had a net deferred tax asset of $3,643,000. A valuation allowance has been recognized to fully offset this asset due to the uncertainty of realizing future benefit in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the allowance and will recognize the tax benefits of these assets only as assessment indicates that it is more likely than not that the benefits will be realized.

The following temporary differences gave rise to the deferred tax assets and liabilities at December 31, 2002 and 2001:
	December 31,
	2002	2001
Deferred Tax Assets:
Net operating loss carryforward	$ 2,865,200	$ 2,865,200
Net capital loss carryforward	726,560	726,560
Book-to-tax differences:
Impaired assets	--	--
Accrued liabilities	106,340	106,340
Unrealized losses on trading
securities	--	--
Gross deferred tax assets	3,698,100	3,698,100
Deferred tax liabilities:
Depreciation differences	(55,100)	(55,100)
Gross deferred tax liabilities	(55,100)	(55,100)
Valuation allowance	(3,643,000)	(3,643,000)
Net deferred tax asset	$ -	$ -
Net increase in deferred tax
asset valuation allowances	$ 430,119	$ 430,119

Deferred taxes reflect a combined federal and state tax rate of approximately 38% in 2002 and 2001. A reconciliation of the Company's effective tax rate to the statutory U.S. federal tax rate is as follows:

	Year ended
	December 31,
	2002	2001
Statutory rate (34%)	$ (3,163,827)	(622,620)
Valuation allowance	3,536,042	430,119
Effect of State income taxes	(372,215)	(36,600)
Change in state tax rate for
deferred taxes	--	160,700
Other differences	--	68,401
Income tax provision	$ --	$ --

NOTE 10--PENSION PLANS

Stony's Trucking Company has a profit sharing plan that covers substantially all Stony's Trucking Company employees who have completed one year of service and have attained 21 years of age. Contributions to the plan are at the discretion of management. During 2002, no profit sharing contributions were made to the Plan.

Stony's Trucking Company's profit sharing plan also includes a 401(k) feature. Participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The current Plan does provide for matching contributions equal to a discretionary percentage of the participants salary deferral, which percentage will be determined by management each year. For the year ended December 31, 2002, management elected not to make matching contributions to the Plan.

NOTE 11--COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In 1999, the Company filed a legal claim against its former officers, directors, consultants, and related entities alleging negligence and breach of fiduciary duty by the defendants. The individual defendants filed counterclaims seeking past salary and expense reimbursement and further alleging defamation of character by Corporate Vision. In 2001, the lawsuit was settled, the counterclaims against the Company were dismissed and the defendants transferred the Company's common stock with a fair value of $35,000 to the Company's attorney to offset legal costs.

The Company has filed a legal claim seeking recovery of certain stock advanced to an unrelated company as collateral for a loan. The creditor has attempted to collect on the loan and alleges that the Company wrongfully placed administrative holds on shares that would have been issued as a result of the Company's December 1999 3-for-1 common stock split. The creditor was claiming damages of $300,000. This claim was settled in January 2002 for 200,000 shares of Corporate Vision stock valued at $25,000, which was accrued at December 31, 2001.

In May 2001, the Company defaulted on a non-cancelable lease obligation, the term of which was through June 2002. The Company has estimated the settlement of this obligation to be approximately $55,000, which is the total of the lease payments to the end of the lease. This amount was accrued as of December 31, 2001. As of December 31, 2002, the Company still had not settled this obligation.

The Company has a $250,000 judgment against it in the state of Oklahoma concerning the alleged guarantee of debt for an entity that the Company was going to acquire. The acquisition did not transpire and management believes the judgment is without merit. Upon informal conversations with the individual holding the judgment, management estimates the issue can be resolved for approximately $45,000 and accordingly recorded such liability at December 31, 2002.

The Internal Revenue Service filed a lien against Corporate Vision in March 2001 for $18,168. This amount represents delinquent payroll taxes. Such payroll taxes are included in accrued payroll taxes on the balance sheet, and the Company expects to pay these taxes in 2003.

Mahoning County Court of Common Pleas has issued a $133,050 judgment against one of the Company's subsidiaries for attorney fees from a previous lawsuit. Accordingly, the Company recorded such liability at December 31, 2002. The Company has filed an appeal of this case.

New York State highway use tax assessments were made against one of the Company's subsidiaries for various periods from 1982 through 1993 in the amount of $91,887. This amount has been accrued as of December 31, 2002. Management in 1994 made a settlement offer. Since that time, no response has been received and no further collection efforts have been made by New York.

During 2002, one of the Company's subsidiaries was named in a lawsuit involving a lost shipment. The Company has been paid $384,000 for this claim by its insurance carrier. However, the Company has not paid the customer because the Company is not clear as to whom the funds belong. At some point in time, the Company will be responsible for the turnover of some or all of the claimed funds and has accrued a liability as of December 31, 2002 for $384,000.

One of the Company's subsidiaries was named in another lawsuit. The plaintiff contends that they are owed approximately $61,000 for services rendered relative to a turnaround plan and relative to negotiations with Key Bank to keep the subsidiary operative. Management also contends that the plaintiff has never completed the work as agreed upon. Consequently, management hired another company to complete the work. Management is defending this case aggressively and filed a counterclaim. Based upon the uncertainty of the outcome, no liability was recorded as of December 31, 2002.

One of the Company's subsidiaries was named in a lawsuit involving a bond claim approximately $46,000. This amount has been accrued as of December 31, 2002.

One of the Company's subsidiaries is a defendant in a lawsuit where an individual was involved in a collision with the subsidiary's vehicle on September 8, 1997. The plaintiff's counsel has notified the subsidiary that there may be a judgment in excess of $7,000,000 and that the subsidiary does not have appropriate insurance coverage. At the time of the collision, the subsidiary had primary insurance coverage of $1,000,000 and excess policy coverage with another insurance carrier of $1,000,000. The primary insurance carrier has subsequently gone through liquidation proceedings and that the Ohio State Insurance Guaranty Association is now providing indemnity in the reduced amount of $300,000. The ultimate outcome of this litigation is not known. The insurance carrier is currently defending the suit and the settlement amount if any will depend on the finalization of the litigation and payments by the insurance carriers.

The above amounts represent management's best estimate of the losses related to litigation and claims. While it is not feasible to predict the ultimate outcome of all pending litigation and claims, the resolution of these matters could have a material effect upon the financial position of the Company, and the resolution of any of the matters during a specific period could have a material effect on the quarterly or annual operating results for that period.

NOTE 12--RELATED PARTY TRANSACTIONS

Related Party Leases

The Company leases two operating facilities, under noncancelable leases, from the Company's Chief Executive Officer. The Company also leases an operating facility, under a noncancelable lease, from the Company's Chief Executive Officer.

Minimum future rental payments to related parties under non-cancelable operating lease as of December 31, 2002, which are included in lease commitments in Note 5, were:
Years ended
December 31,	Amount
2003	$ 102,000
2004	102,000
2005	102,000
2006	102,000
2007	102,000
Thereafter	8,500

Total minimum future rental payments	$ 518,500

The above operating leases provide for renewal options during periods 2003 through 2008 at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases. During 2002 the Company made rental payments totaling $125,000 for the above leases. Of the total expenses paid for these leases during 2002, $40,000 was paid in excess of the amounts stipulated in the leases to the Chief Executive Officer of the Company.

Related Party Notes Payable

Richard D. Tuorto, Sr.

On March 5, 2002, Richard D. Tuorto, Sr., Company Director and Chairman, loaned CV Transportation $50,000, a subsidiary, for a term of one year bearing interest at 8.50% per annum. The unpaid balance as of December 31, 2002 was $50,000.

On April 16, 2002, Citadel Investment Corporation, which is controlled by Richard D. Tuorto, Sr., sold a TEREX rubber-tire loader to CV Transportation, a subsidiary, in exchange for a $100,000 note. This note bears no interest through April 16, 2003, then defaults to an interest rate of 18.00% per annum on any unpaid balance thereafter. As of December 31, 2002, the unpaid balance was $37,488.

On May 1, 2002, Intercontinental Holdings, Inc., loaned Corporate Vision $9,000 at an interest rate of 8.50% per annum. Richard D. Tuorto, Sr. and Gary Mays, the Company's Former Director and Chief Executive Officer, are both officers and directors of Intercontinental Holdings, Inc.

On May 14, 2002, Richard D. Tuorto, Sr. loaned CV Transportation $26,000, a subsidiary, for a term of one year bearing interest at 8.50% per annum. As of December 31, 2002, the unpaid balance was $26,000.

On July 21, 2002, Richard D. Tuorto, Sr. loaned $10,000 to CV Transportation for a term of one year. This note bears no interest and as of December 31, 2002, the unpaid balance was $10,000.

William L. Tuorto

On June 7, 2002, William L. Tuorto, the Company's in-house Special Legal Counsel, former Company Director, and son of Richard D. Tuorto, Sr., loaned $5,000 to Corporate Vision at an interest rate of 8.50% with an initial maturity date of October 7, 2002. The note agreement was amended and the maturity date was extended to March 31, 2003. As of December 31, 2002, the unpaid balance was $5,000.

On June 13, 2002, William L. Tuorto loaned $10,000 to Corporate Vision at an interest rate of 8.50% with an initial maturity date of October 13, 2002. The note agreement was amended and the maturity date was extended to March 31, 2003. As of December 31, 2002, the unpaid balance was $10,000.

On October 1, 2002, William L. Tuorto loaned $13,598 to Corporate Vision at an interest rate of 8.50% with a maturity date of March 31, 2003. As of December 31, 2002, the unpaid balance was $13,598.

On October 11, 2002, William L. Tuorto loaned $7,500 to Corporate Vision at an interest rate of 8.50% with a maturity date of March 31, 2003. As of December 31, 2002, the unpaid balance was $7,500.

On October 23, 2002, William L. Tuorto loaned $5,000 to Corporate Vision at an interest rate of 8.50% with a maturity date of March 31, 2003. As of December 31, 2002, the unpaid balance was $5,000.

On November 15, 2002, William L. Tuorto loaned $5,000 to Corporate Vision at an interest rate of 8.50% with a maturity date of March 31, 2003. As of December 31, 2002, the unpaid balance was $5,000.

Gregory J. Gibson

On March 5, 2002, Gregory Gibson, the Company's Chief Executive Officer, received 20,000,000 shares of the Company's restricted common stock valued at $3,000,000, $50,000 in cash, and a 60 day non interest bearing cognovit promissory note in the amount of $150,000 pursuant to the Stony's Trucking Company Acquisition Agreement. A payment of $25,000 was made on the Promissory Note in April 2002. On December 31, 2002, the maturity date of the note was extended until December 31, 2007. As part of the extension agreement, the Company also agreed to give Greg Gibson the option to purchase the Stony's Trucking Company shares back from Corporate Vision on limited terms and conditions pursuant to the "Buy Back" Agreement (See Note 3 for more detail on the Company's acquisition of Stony's Trucking Company). As of December 31, 2002, the unpaid balance was $125,000.

From time to time, Mr. Gibson makes short-term non interest bearing advances to the Company. Including the aforementioned $125,000, at December 31, 2002, approximately $1,191,354 was owed to Gregory Gibson.

Patricia Potts

In addition, the Company assumed a note payable in conjunction with the acquisition of Stony's Trucking Company where the Company's Chief Executive Officer, Mr. Gibson, purchased the shares of stock of the Stony's Trucking Company from his mother in exchange for a $882,500. The Chief Executive Officer's mother, Patricia Potts, was the former sole stockholder of Stony's Trucking Company prior to Stony's Trucking Company being acquired by Mr. Gibson. This note payable to Patricia Potts is unsecured, bearing interest at 8.00% per annum, payable in 140 monthly installments of $9,716 through September 2008. As of December 31, 2002, the unpaid balance was $617,802.

From time to time, Patricia Potts makes short-term advances to the Company. Including the aforementioned $617,802, approximately $667,802 was owed to Patricia Potts at December 31, 2002.

Debt for all of the aforementioned related party notes are as follows:
December 31, 2002
Richard D. Tuorto, Sr.	$ 86,000

Citadel Investment Corporation	37,488

Intercontinental Holdings, Inc.	9,000

William L. Tuorto	46,098

Gregory J. Gibson	1,356,089

Patricia Potts	667,802

Total	$ 2,202,477
Less principal payments due within one year	1,618,001
LONG-TERM DEBT	$ 584,476

Maturities of this debt for each of the five years succeeding December 31, 2002 are as follows:

Year	Long-term Debt
2003	$ 158,326
2004	82,825
2005	89,700
2006	97,145
2007	105,208

The amount of interest expense incurred for Richard D. Tuorto, Sr. debt was $2,868 in 2002, all of which was charged to operations.

The amount of interest expense incurred for Intercontinental Holdings, Inc. debt was $511 in 2002, all of which was charged to operations. The amount of interest expense accrued on this debt as of December 31, 2002 was $511.

The amount of interest expense incurred for William L. Tuorto debt was $1,273 in 2002, all of which was charged to operations. The amount of interest expense accrued on this debt as of December 31, 2002 was $1,273.

The amount of interest expense incurred for Patricia Potts debt was $45,741 in 2002, all of which was charged to operations.

The Company owed its Chief Executive Officer $1,356,089 on December 31, 2002. In lieu of paying interest on these advances the Company pays the interest on personal line of credit of its Chief Executive Officer with two banks. Interest expense paid on this debt during the year ended December 31, 2002 amounted to $70,029.

The Company also has guaranteed a $500,000 line of credit of the Company's Chief Executive Officer.

Other Related Party Transactions

Richard D. Tuorto, Sr.

On December 1, 2001, Corporate Vision entered into a Consulting Agreement with Richard D. Tuorto, Sr., Company Director and Chairman, for $210,000 per year for one year and continuing until terminated by either party. The consulting fees shall be paid by issuance of shares of the Company's restricted common stock.

On January 2, 2002, the Company issued 400,000 shares of the Company's common stock to Richard D. Tuorto, Sr. in satisfaction of $52,500 in consulting fees.

On February 28, 2002, 1,333,333 shares of the Company's restricted common stock were issued to Richard D. Tuorto, Sr. in satisfaction of $200,000 in commissions related to the acquisition of Stony's Trucking Company.

On November 8, 2002, the Company issued 1,373,669 shares of the Company's restricted common stock to Richard D. Tuorto, Sr. in satisfaction of $140,000 in consulting fees. The Company has accrued $35,000 for consulting fees due Richard D. Tuorto, Sr. as of December 31, 2002.

James Sease

On January 2, 2002, James Sease, Richard D. Tuorto, Sr.'s son-in-law, was issued 50,000 shares of the Company's common stock valued at $6,750 as an employee bonus for his performance as Operations Manager of the Southeastern Research and Recovery, Inc.

Richard D. Tuorto, Jr.

On August 1, 2001, the Company entered into an employment agreement for $95,000 per year with Richard D. Tuorto, Jr., son of Richard D. Tuorto, Sr., as the Company's Controller.

On January 2, 2002, the Company issued 25,000 shares of the Company's common stock valued at $1,984 to Richard D. Tuorto, Jr. as an employee bonus.

On February 1, 2002, the Company issued 374,900 shares of the Company's restricted common stock valued at $28,998 to Richard D. Tuorto, Jr. as compensation per his employment agreement.

William L. Tuorto

On June 21, 2001, Corporate Vision entered into an employment agreement with William L. Tuorto, former Company Director and son of Richard D. Tuorto, Sr., as the Company's Chief Acquisition Coordinator for $250,000 per year. On June 21, 2002, the agreement was amended on similar terms to employ him in a non-exclusive manner as the Company's in-house Special Legal Counsel.

On January 2, 2002, the Company issued 400,000 shares of the Company's common stock to William L. Tuorto in satisfaction of $30,940 of compensation per his employment agreement.

On January 14, 2002, the Company issued 400,000 shares of the Company's restricted common stock to William L. Tuorto in satisfaction of $30,940 of compensation per his employment agreement.

On January 15, 2002, the Company issued 2,175,802 shares of the Company's common stock to William L. Tuorto in satisfaction of $168,298 of compensation per his employment agreement. The Company has accrued $133,152 for compensation due William L. Tuorto as of December 31, 2002.

On April 30, 2003, William L. Tuorto was issued 150,000 shares of the Company's common stock for $7,500 in satisfaction of interest owed to him.

Leon Blaser

On January 7, 2002, the Company issued 1,355,205 shares of the Company's restricted common stock to Leon Blaser, the Company's for Director and Former Chairman, and current member of the Company's Advisory Board, in satisfaction of a $67,760 stock sale received in 2001.

On February 4, 2002, Leon Blaser purchased 20,000 shares of the Company's common stock for $1,000.

On February 5, 2002, Leon Blaser purchased 225,000 shares of the Company's common stock for $11,250. On February 5, 2002, Leon Blaser's brother purchased an additional 225,000 shares of the Company's common stock for $11,250.

On February 22, 2002, Leon Blaser purchased 127,089 shares of the Company's restricted common stock for $18,274. On February 22, 2002, Leon Blaser's brother purchased an additional 127,089 shares of the Company's restricted common stock for $18,274.

On March 5, 2002, Leon Blaser purchased 400,000 shares of the Company's common stock for $16,000.

On September 26, 2002, Leon Blaser purchased 500,000 shares of the Company's restricted common stock for $20,000.

On February 26, 2003, Leon Blaser's brother was issued 150,000 shares of the Company's common stock for $9,000 in satisfaction of interest owed to him.

On April 30, 2003, Leon Blaser's brother was issued 150,000 shares of the Company's common stock for $7,500 in satisfaction of interest owed to him.

Gary Mays

On January 2, 2002, the Company issued 400,000 shares of Company's restricted common stock to Gary Mays, the Company's Former Director and Former Chief Executive Officer, in satisfaction of $54,000 of compensation.

On January 14, 2002, the Company issued 100,000 shares of the Company's restricted common stock to Gary Mays in satisfaction of $13,450 of compensation.

On February 1, 2003, the Company entered into a two-year term sub-lease agreement with Intercontinental Holdings, Inc. for office space in Charleston, SC. Richard D. Tuorto, Sr. and Gary Mays, the Company's Former Director and Chief Executive Officer, are both officers and directors of Intercontinental Holdings, Inc.

On February 1, 2003, the Company entered into a two-year term sub-lease agreement with Intercontinental Holdings, Inc. for office space in Charleston, South Carolina.

On February 21, 2002, the Company issued 390,000 shares of the Company's common stock to Gary Mays in satisfaction of $52,650 of compensation. The Company has accrued $21,538 as of December 31, 2002 for compensation due Gary Mays.

Gregory J. Gibson

On February 28, 2002, the Company issued 500,000 shares of the Company's common stock valued at $60,350 to Greg Gibson, the Company's Chief Executive Officer, as a signing on bonus. On March 5, 2002, the Company entered into an employment agreement with Gregory Gibson for $250,000 per year.

Patricia Potts

On March 24, 2003, Patricia Potts was issued 150,000 shares of the Company's common stock for $7,500 in satisfaction of interest owed to her.

Ted W. Fenn

On January 17, 2002, the Company issued 62,500 shares of the Company's common stock to Ted W. Fenn, the Company's Former Director, in satisfaction of $6,250 of consulting fees for work completed in 2001.

On February 8, 2002, the Company issued 57,500 shares of the Company's common stock to Mr. Fenn in satisfaction of $5,750 of consulting fees for work completed in 2001 and the first quarter of 2002. As of December 31, 2002, the Company has accrued $54,845 of consulting fees due Mr. Fenn.

On May 5, 2003, the Company issued 70,000 shares of the Company's common stock to Mr. Fenn in satisfaction of $3,369 of consulting fees.

Robert Mottern

On January 2, 2002, the Company issued 250,000 shares of the Company's common stock to Robert Mottern, the Company's General Counsel in payment of $35,109 of legal fees for work he performed in 2001.

On February 28, 2002, the Company issued 250,000 of the Company's common shares to Robert Mottern in payment of $35,109 of legal fees for work Mr. Mottern performed in 2002.

Scott Roush

On July 10, 2002, the Company issued 100,000 shares of the Company's restricted common stock valued at $9,000 to Scott Roush, Officer of Stony's, as an employee bonus.

NOTE 13--SUBSEQUENT EVENTS

In January 2003, the Company entered into an "Assignment Agreement" with Key Bank. Pursuant to the Assignment Agreement, Key Bank forgave all the debt the Company had outstanding with Key Bank at the date of the closing of the Assignment, which amounted to approximately $4,200,000, in exchange for $2,500,000. In order to obtain the $2,500,000 in funding, the Company entered into an accounts receivable factoring agreement with Key Bank, where all payments on the Company's accounts receivable were to be directed to the Company's lockboxes.

Upon Key Bank's receipt of the $2,500,000, the Company agreed that all other receipts were to transferred to Systran Financial Services Corporation ("Systran") as part of an accounts receivable factoring agreement. The agreement is a one year agreement renewable annually. As part of the Agreement with Systran, the Company paid $15,000 in proposal fees and an additional $40,000 in closing fees. In addition, as part of the Agreement with Systran, the Company agreed to present on a monthly basis, a Minimum Anticipated Volume of accounts receivable equivalent to $2,000,000 for Systran to purchase. For this service, the Company agreed to pay a discount fee of 0.25% of face amount of all accounts receivables purchased. In addition, the Company agreed to pay a interest at an annual rate equal to the daily prime rate (as announced by Wells Fargo Bank, N.A.) plus 2.25% on the Company's outstanding balance with Systran.

On April 7, 2003, the Company issued 13,383,850 shares of the Company's restricted common stock valued at $1,672,948 to Environmental Energy Services, Inc. per the Corporate Vision Stock Purchase Agreement (see Note 4 for more detail).

NOTE 14--GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred net operating losses for the years ended December 31, 2002 and 2001, had a deficit in working capital and stockholders' equity, significant unpaid accounts payable and accrued liabilities, and is in default on certain debt due the principal lender to the Company's trucking operations. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan to raise additional capital, improve operating results, expand the business, and refinance their debt. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.