Form 10KSB/A
period 2002-12-31
CORPORATE VISION INC
filed 2003-06-09
CIK 868074

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State the issuer's revenues for its most recent fiscal year: $29,564,718.

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

Liquid Waste Disposal Operations

On June 21, 2001, the Company acquired all the issued and outstanding shares of common stock of Southeastern Research and Recovery, Inc. ("SRR"), a South Carolina corporation, from the sole shareholder thereof, Global Eco-Logical Services, Inc. ("Global"), a Florida corporation, in exchange for 22,500,000 shares (the "CVIA Shares") of common stock of the Company. SRR operated a non-hazardous waste facility on 3.25 acres of land in Ehrhardt, South Carolina, that processed industrial sludge for commercial and industrial customers in the South Carolina/Georgia area prior to its disposal in traditional municipal solid waste (MSW) landfills. On December 9, 2002, the Company sold SRR to Gulftex Energy Corporation (Pink Sheets: "GTXE"), in exchange for 5,250,000 post-split shares of GTXE common stock. Concurrently therewith, the Company entered into an agreement to sell all of the Gulftex common stock to Environmental Energy Services, Inc. (OTCBB: "EESV") at a price of $.02381 per share, subject to EESV's receipt of funds under a royalty agreement. The royalty agreement provides for certain payments through December 31, 2007, and the Company anticipates that some, but not all, of the GTXE stock will be purchased by EESV under the agreement.

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

Markets

Approximately 60% of Stony's business involves the shipment of materials by flatbed trailers, about 30% by intermodal containers, and the remaining 10% by vans. Historically, Stony's business has been concentrated on the shipment of steel and steel building products. However, with the financial difficulties of a number of steel companies, Stony's has been working to reduce its dependence on the steel industry, and through its CV Transportation, Inc. subsidiary has expanded into construction and demolition waste hauling. Of Stony's flatbed business, approximately 30% relates to iron and steel shipments, 25% relates to building materials, 20% relates to machinery, and the remainder is general freight shipments. No single customer accounts for more than 10% of Stony's business.

The Company markets its trucking services in two ways. First, the Company maintains an inhouse sales force that markets trucking services to certain national accounts. For the remainder of the Company's business, it utilizes the services of a network of independent agents who are paid on a commission basis.

Equipment

Stony's fleet consists of approximately 300 trucks and 375 trailers, of which 22 trucks and 44 trailers are company owned, and the remaining trucks and trailers are owned by owner-operators. Stony's business strategy relies heavily on independent contractors, or owner-operators, to supply tractors, trailers and drivers. Because owner-operators are responsible for supplying their own tractors and trailers, the Company requires less capital to maintain operations and achieve growth.

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

At December 31, 2002, Stony's had 50 full-time employees. In addition, Stony's employs approximately 300 drivers, of which 22 are employed by the Company, and the remaining drivers are independent contractors. None of the Stony's employees are subject to a collective bargaining agreement, and a work stoppage has never occurred.

Stony's contracts with its owner-operators to drive exclusively for Stony's. Stony's is responsible for procuring cargo and liability insurance for its owner-operators, as well as any permits or licenses to operate as a trucker. In consideration, owner-operators are paid a fixed percentage of revenues generated from loads hauled by the owner-operators. Stony's also provides the owner-operators with a credit card to be used in paying for fuel, which costs are deducted from the owner-operators share of revenues.

Competition for qualified drivers is intense. The short- to medium-haul truckload segment of the trucking industry, including Stony's, experiences significant driver and owner-operator turnover, and Stony's anticipates that the intense competition for qualified drivers in the trucking industry will continue. In order to attract quality drivers, management actively pursues the services of independent owner-operators to complement its fleet. Stony's recruits its owner-operators through mass-mailings, advertisements and notices at truck stop facilities.

Safety and Insurance

Stony's safety department is responsible for training and supervising personnel to keep safety awareness at its highest level, and has implemented an active safety and loss prevention program. The emphasis on safety begins in the hiring and training process, where prospective employees and owner-operators are given physical examinations and drug tests, and newly hired drivers and owner-operators, regardless of experience level, must participate in an intensive orientation program.

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

The Federal Motor Carrier Act of 1980 commenced a program to increase competition among motor carriers and to diminish the level of regulation in the industry. Following this deregulation, applicants have more easily been able to obtain operating authority, and interstate motor carriers such as Stony's have been able to implement certain rate changes without federal approval. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight. In 1995, the Interstate Commerce Commission (the "ICC") was eliminated, and the ISTB was established within the Department of Transportation ("DOT"). The ISTB performs all functions previously performed by the ICC. Since 1981, the company has held authority to carry general commodities throughout the 48 contiguous states, as both a common and contract carrier.

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

Environmental Matters

Stony's operations are subject to federal, state and local laws and regulations concerning the environment. Certain Stony's facilities are located in historically industrial areas and, therefore, there is the possibility of environmental liability as a result of operations by prior owners as well as Stony's use of fuels and underground storage tanks at its regional service centers. Leakage or damage to these facilities could expose Stony's to environmental clean-up costs. The tanks are routinely inspected to help prevent and detect such problems.

Currently, management does not know of any environmental remediation issues or liabilities. There can be no assurance that material liabilities or expenditures will not arise from these or additional environmental matters that may be discovered, or from future requirements of law. Management does not believe these expenditures will have a material adverse effect on Stony's financial condition.

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

The patents are identified by the United States Patent and Trademark Office (USPTO) as numbers 5,281,073, "apparatus for the transport and management of liquid bearing waste"; 5,873,593, "piggyback truck transport system"; 6,019,565, "container lifting and transport apparatus"; and 6,149,373, "rim engaging container manipulation apparatus".

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

ITEM 2. DESCRIPTION OF PROPERTY

The executive offices of the Company are located at 3 Broad Street, Suite 3A, Charleston, South Carolina 29401. The Company phone number is (843) 805-6620. The Company sub-leases office space from Intercontinental Holdings, Inc., of which its Chairman is an Officer and Director. The sub-lease expires on February 1, 2005.

Stony's sub-leases its office space at 492 McClurg Road, Youngstown, Ohio 44512, which contains approximately 10,000 square feet of habitable space on approximately 2 acres of land, from its chief executive officer, Mr. Gregory J. Gibson.

At December 31, 2002, Stony's leased a truck terminal and garage from Mr. Gibson at 11104 Wallisville Road, Harris County, Texas, with approximately 4000 square feet on approximately 2.5 acres of land. The sub-lease expired in February 2003, and was not renewed by Stony's.

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

In March 2002, the Company received an informal request for documents from the Securities and Exchange Commission. The non-mandatory inquiry requested, inter alia, documents relating to the issuance of securities since January 1, 2002, and documents relating to the Company's then recent acquisition of Stony's Trucking Co. and subsidiaries. The Company fully cooperated with the SEC, and considers this matter closed.

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

B-Right Intermodal Transport, Inc., a subsidiary of the Company, is a defendant in an action filed in the United States District Court for the Middle District of Florida, Jacksonville Division, by a former customer seeking to recover the sum of $384,000 for cargo lost in a highjacking. B-Right Intermodal has been paid by its insurance company, but withheld payment pending a law enforcement investigation of the highjacking as well as a determination of the proper recipient of the funds. B-Right Intermodal will ultimately be held responsible for paying all or a substantial part of the amount claimed.

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

Results of Operation

Revenues

Revenues in 2002 were $29,564,718, as compared to revenues of $58 in 2001. The substantial increase in revenues is attributable to the Company's acquisition of Stony's on March 5, 2002, offset by the reclassification of operations relating to SRR as discontinued operations due to its sale in December 2002. Revenues from Stony's for the entire year 2002 were $35,370,241, as compared to revenues in 2001 of $41,491,472. The decline in revenues at Stony's in 2002 as compared to 2001 was primarily the result of economic difficulties in manufacturing and heavy industry in the Midwest, which resulted in reduced shipments. Stony's revenues particularly suffered as the result of financial difficulties in the steel industry, upon which Stony's has historically been dependent.

Operating Expenses

Operating expenses in 2002 were $22,666,342, as compared to operating expenses of $840,870 in 2001. The substantial increase in operating expenses was the result of the significantly increased level of operations resulting from the Company's acquisition Stony's on March 5, 2002.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2002 were $8,320,603, as compared to $0 in 2001. The substantial increase in selling, general and administrative expenses was the result of the significantly increased level of operations resulting from the Company's acquisition Stony's on March 5, 2002, offset by the reclassification of operations relating to SRR as discontinued operations due to its sale in December 2002. Selling, general and administrative expenses were higher than normal due to legal and consulting costs incurred in connection with the Company's workout negotiations with Key Bank, as well as legal and accounting costs relating to its reporting obligations as a public company. In addition, the Company experienced higher than normal bad debts due to financial problems experienced by its customer base. During the year, the Company implemented certain cost containment measures, including a hiring freeze, salary deferments of management, and reductions in the number of facilities leased by the Company. In addition, the Company focused more efforts on tracking and collecting receivables in order to reduce the amount of bad debt. However, there is no assurance that these measures will enable the Company to return to profitability.

Other Income (Expense)

The Company incurred net Other Income (Expenses) in 2002 of ($548,415) as compared to net Other Income (Expenses) in 2001 of ($961,019). Other Expenses in 2001 were higher than normal primarily due to charges of $974,321 for the impairment in the value of certain securities held by the Company. Other Income (Expenses) in 2002 were primarily influenced by a substantial increase in interest expense to $495,843 from only $4,178 in 2001, resulting from the assumption of substantial indebtedness assumed in connection with the Company's acquisition of Stony's on March 5, 2002, and a loss of $123,507 incurred on the sale of an asset.

Net Income

The Company incurred a net loss in 2002 of ($9,279,711) as compared to a net loss in 2001 of ($1,831,246). The substantial increase in the net loss was primarily attributable to losses from operations incurred by the Company's trucking operations, which were acquired on March 5, 2002, as well as an asset impairment charge of $7,047,349 taken to writeoff goodwill incurred in connection with the acquisition of Stony's.

Liquidity and Capital Resources

As of December 31, 2002, the Company had cash and cash equivalents of $156,893, as compared to cash of $3,439 as of December 31, 2001. As of December 31, 2002, the Company had a net working capital deficit of ($6,436,463), as compared to a net working capital deficit of ($777,704) as of December 31, 2001. The primary reason for the decline in working capital during the period was the assumption of significant notes payable, accounts payable and accrued liabilities in connection with the Company's purchase of Stony's in March 2002, combined with the classification of Stony's bank line as a current liability due to defaults under the loan documents.

The Company has taken a number of steps to improve its liquidity. Subsequent to year-end, the Company replaced its line of credit with Key Bank with a factoring line from Systran Financial. As part of the refinancing, Key Bank agreed to accept $2,500,000 in full satisfaction of its line of credit, which resulted in a one-time gain of about $1,700,000 that will be reported in the first quarter of 2003. In addition, in September 2002, the Company negotiated a stock purchase agreement under which Environmental Energy Services, Inc. ("EES") agreed to purchase up to $2,500,000 of common stock from royalty payments payable to EES from a technology license. In April 2003, the Company received an initial payment of approximately $1,672,000 under the stock purchase agreement, and retained a net amount of about $828,000 after agreeing to loan $844,000 back to EES. Finally, in December 2002, the Company sold its SRR subsidiary for shares of common stock in Gulftex Energy Corporation ("GEC"), and simultaneously negotiated an agreement to sale the GEC common stock to EES for up to $1,250,000, which amount is payable from royalty payments made under the above-described technology license.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a large net operating loss in the year ended December 31, 2002, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Compliance with Section 16

Based on the Company's review of filings received by it, the Company believes that certain officers and directors may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows: Mr. Gibson did not file a Form 4 or 54 with respect to the purchase of shares of common stock in the Company during 2002; Global Eco-Logical Services, Inc. did not file a Form 3 with respect to its acquisition of more than 5% of the common stock of the Company, or a Form 4 or 5 with respect to the private sale of shares of common stock in the Company, or the transfer of its remaining shares to Intercontinental Holdings, Inc.; Intercontinental Holdings, Inc. did not file a Form 3 with respect to its acquisition of more than 5% of the common stock in the Company. All parties expect to file the necessary forms as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table
	Annual Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $

Gary Mays, CEO (1)	2002	55,833 (2)	--	--
	2001	112,500	--	--
	2000	--	--	--

Keith Anderson, CEO (3)	2002	--	--	--
	2001	6,000	--	106,400(4)
	2000	144,000	15,000(5)	8,956(6)

William L. Tuorto, Special Counsel	2002	--	--	--
	2001	125,000	--	--
	2000	--	--	--

Gregory J. Gibson, CEO, Acting CFO, Secretary/Treasurer (7)	2002	115,656.70	60,349.95 (8)	115,029 (9)
	2001	--	--	--
	2000	--	--	--
  Mr. Mays was chief executive officer from February 15, 2001 to March 5, 2002.
  Based on the market value of 890,000 shares of common stock issued during the year for compensation in lieu of cash, as determined from the closing price of the common stock on the date of issuance.
  Mr. Anderson was chief executive officer from January 1, 2001 to February 14, 2001.
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
  Based on $40,000 in excess lease payments received during the year, $70,029 of interest received on loans by Mr. Gibson to the Company, and $5,000 paid as a nonaccountable car expense allowance.

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
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Gregory J. Gibson Stony's Trucking Co. and Subsidiaries 492 McClurg Road Youngstown, Ohio 44512	20,500,000	22.0%

Intercontinental Holdings, Inc. 3 Broad Street Suite 3A Charleston, South Carolina 29401	18,334,284	19.7%

Richard D. Tuorto, Sr. 3 Broad Street Suite 300 Charleston, South Carolina 29401	2,707,002 (2)	2.9%

All Officers and Directors as a Group	41,541,286	44.7%

  Based upon 92,854,455 common shares issued and outstanding as of May 16, 2003.
  Does not include shares of common stock owned by Intercontinental Holdings, Inc., of which Mr. Tuorto is a shareholder, officer and director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Gregory J. Gibson

As of May 30, 2003, Gregory J. Gibson, or persons related to him, were parties to the following agreements or relationships involving the Company or its subsidiaries:

    Cognovit Promissory Note dated January 25, 2001 in the principal amount of $500,000 payable by Stony's to Gregory J. Gibson. Prior to April 1, 2003, the Note provided for payments equal to the payments that Mr. Gibson was obligated to make on a loan to him in an equal amount made by Sky Bank. Effective as of April 1, 2003, the Note was amended to provide for a fixed rate of interest of 9% per annum. Mr. Gibson's loan from Sky Bank is guaranteed by B-Right Trucking Co., a subsidiary of Stony's.
    Cognovit Promissory Note dated May 30, 2000 in the principal amount of $495,000 payable by Stony's to Gregory J. Gibson. Prior to April 1, 2003, the Note provided for payments equal to the payments that Mr. Gibson was obligated to make on a loan to him in an equal amount made by Sky Bank. Effective as of April 1, 2003, the Note was amended to provide for a fixed rate of interest of 9% per annum.
    Cognovit Promissory Note dated March 5, 2002 in the principal amount of $150,000 payable by the Company to Gregory J. Gibson that was originally due on April 5, 2002, and has since been extended to December 31, 2007. A total of $25,000 was paid on this Note in 2002.
    On July 21, 2002, Mr. Gibson loaned the Company's subsidiary, CV Transportation, Inc., $164,735.00 pursuant to a demand loan that bears no interest and has no specified maturity date.
    Management and Operations Agreement dated March 5, 2002, as amended effective December 31, 2002, under which the operations of Stony's and subsidiaries are managed by GJG Management, LLC, a limited liability corporation wholly-owned by Mr. Gibson.
    Lease Agreement dated February 2. 2000 by and between Gregory J. Gibson and B-Right Trucking Co. with respect to B-Right's offices at 492 McClurg Road, Youngstown, Ohio 44512.
    Lease/purchasing arrangement between Gregory J. Gibson and the Company with respect to 10 Atlas trailers.
    Lease/purchasing arrangement between Gibson and the Company with respect to Fontaine trailers.
    Mr. Gibson is a guarantee of the obligations of B-Right Trucking Co. to Key Bank and Systran.
    Employment Agreement between Stony's and Patricia C. Potts, mother of Mr. Gibson, dated December 1, 1995, as amended by a First Amendment to Employment Contract executed on March 5, 2002, under which Ms. Potts receives compensation of $1,000 per year and coverage under Stony's group health plan.
    Amended and Restated Cognovit Note dated March 5, 2002 in the principal amount of $612,205 payable to Ms. Potts by Stony's, which Note bears interest at 7.5% per annum, is payable in equal monthly payments of $7,266.98 and matures on March 31, 2012;

At December 31, 2002, the Company owed Mr. Gibson a total of $1,356,089 under the agreements described above. For the period from March 5, 2002 to December 31, 2002, total lease payments to Mr. Gibson were $222,866. For the period from March 5, 2002 to December 31, 2002, interest paid to Mr. Gibson was $70,029. On February 28, 2002, the Company issued 500,000 shares valued at $60,349.95 to Mr. Gibson as a signing bonus. For the period from March 5, 2002 to December 31, 2002, the Company paid Mr. Gibson $40,000 more in lease payments than were required by the underlying lease agreements. Mr. Gibson has guaranteed the Company's line with Systran Financial Services Corporation.

As of December 31, 2002, Stony's owed Patricia Potts $617,802 under the Note described above, and an additional $50,000 for advances made by Ms. Potts to the Company. For the period from March 5, 2002 to December 31, 2002, total interest paid to Ms. Potts was $41,585, and an additional $20,681 in interest was accrued. Ms. Potts was named as a director of Stony's on December 23, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.
Exhibit Number	Description and Incorporation by Reference
2.1	Agreement of Merger dated May 15, 1995 by and between Trident Enterprises, Inc. and the Registrant (1)
2.2	Certificate of Merger of Trident Enterprises, Inc. into the Registrant filed in the Office of the Oklahoma Secretary of State on May 26, 1995 (1)
2.3	Agreement and Plan of Merger and Reorganization dated March 5, 2002 (2)
3.1	Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on November 20, 1990 (1)
3.2	Amended and Restated Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on May 19, 1993 (1)
3.3	Amended and Restated Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on May 26, 1995 (1)
3.4	Amendment to Certificate of Incorporation of the Registrant filed in the office of the Oklahoma Secretary of State on February 5, 2002 (3)
3.5	Bylaws of the Registrant dated November 20, 1990 (1)
3.6	Amended and Restated Bylaws of the Registrant dated May 15, 1995 (1)
4.1	Form of Certificate representing shares of the Registrant's Common Stock (1)
10.1	2001 Employee, Consultant and Advisor Stock Compensation Plan (3)
10.2	Form of Stock Payment Agreement (3)
10.3	Management and Operations Agreement by and among Corporate Vision, Inc., Stony's Trucking Co. and GJG Management, LLC (2)
10.4	Stockholders' Agreement Concerning Corporate Vision, Inc. (2)
10.5	Employment Agreement of Gregory J. Gibson (2)
10.6	Letter Agreement between Corporate Vision, Inc. and Stony's Trucking Co. (2)
10.7	Cognovit Promissory Note (2)
10.8	Pledge Agreement (2)
10.9	Consulting Agreement between Corporate Vision, Inc. and Richard D. Tuorto, Sr. (3)
10.10	Buy-Back Agreement between Corporate Vision, Inc. and Gregory J. Gibson
22*	Subsidiaries of the Registrant
24*	Consent of Packer Thomas
99*	Certification of Gregory J. Gibson

*To be filed by amendment.
  Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 8, 1995.
  Incorporated herein by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 20, 2002.
  Incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 16, 2002.
  Incorporated herein by reference to the Registrant's Form S-8 Registration Statement, File No. 333-75592, filed on December 20, 2001.

(b) Reports on Form 8-K. None.

ITEM 14. CONTROLS AND PROCEDURES

At this time, the Company lacks sufficient internal controls and procedures with respect to its trucking operations (Stony's). The Company's trucking operations use computer software for accounting that was custom-developed for it a number of years ago, and has a weakness in manual internal controls. Among the defects in the software are a lack of access control to the general ledger, difficulties in reconciling accounts, difficulties in tracking receivables, and the ability to issue checks out of sequence. In addition, the Company could institute internal procedures to create checks and balances within its accounting department. The Company is investigating the cost and features of other accounting software packages, and has brought in additional skilled personnel to provide assistance in generating financial reports. However, the Company may not have sufficient cash flow or capital to pay the costs associated with transitioning to a new accounting system or increasing the size of its accounting staff on a permanent basis. Until the Company is able to adopt a better accounting system, the Company will likely continue to experience delays in generating final financial statements by the deadlines required by securities regulations, and may suffer operating losses greater than it otherwise would.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
CORPORATE VISION, INC.
Dated: June 6, 2003	/s/ Gregory J. Gibson
Gregory J. Gibson, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: June 6, 2003	/s/ Richard D. Tuorto, Sr.
Richard D. Tuorto, Sr., Chairman

Dated: June 6, 2003	/s/ Gregory J. Gibson
Gregory J. Gibson, Director

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, Gregory J. Gibson, Director and Chief Executive Officer of the Company, certify that:

(1) I have reviewed this annual report on Form 10-KSB of Corporate Vision, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and, except as disclosed in the Form 10-KSB, we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: June 6, 2003	/s/ Gregory J. Gibson
Gregory J. Gibson, Director and Chief Executive Officer and Chief Financial Officer

EXHIBIT A

Corporate Vision, Inc.

and

Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002 and 2001

C O N T E N T S

Page
Report of Independent Auditors (Packer Thomas)	24
Consolidated Financial Statements
Consolidated Balance Sheets	25
Consolidated Statements of Operations	27
Consolidated Statements of Stockholders' Equity	28
Consolidated Statements of Cash Flows	29
Notes to Consolidated Financial Statements	30-47

REPORT OF INDEPENDENT AUDITORS

TO THE BOARD OF DIRECTORS AND THE STOCKHOLDERS OF

CORPORATE VISION, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Corporate Vision, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Vision, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has experienced recurring losses from operations, has a deficiency in working capital and stockholders' equity, and was in violation of certain debt covenants, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PACKER THOMAS

Youngstown, Ohio

May 22, 2003

Corporate Vision, Inc. and Subsidiary

Consolidated Balance Sheets
	UNAUDITED
ASSETS	December 31,
	2002	2001
CURRENT ASSETS
Cash	$ 156,893	$ 3,439
Accounts receivable-trade, net of allowance for doubtful accounts of $809,067 and $128,342, respectively	2,838,766	265,284
Accounts receivable-employees	29,141	--
Accounts receivable-broker/agents, net of allowance for doubtful accounts of $1,637,335 and $-0-. Respectively	478,300	--
Notes receivable - brokers	132,162	--
Advances to related party-NOTE 12	21,250	--
Prepaid expenses	198,257	3,109
TOTAL CURRENT ASSETS	3,854,769	271,832

PROPERTY AND EQUIPMENT
Leasehold improvements	407,881	--
Vehicles	771,775	251,598
Containers and compactors	--	39,843
Office equipment	367,742	65,741
TOTAL PROPERTY AND EQUIPMENT	1,547,398	357,182
Less accumulated depreciation	193,177	75,704
NET PROPERTY AND EQUIPMENT	1,354,221	281,478

Goodwill	-	1,514,534
Investments	-	15,000
Accounts receiveable-divestiture-NOTE 4	1,250,000	--
Deposits	98,094	--

TOTAL OTHER ASSETS	1,348,094	1,529,534

TOTAL ASSETS	$ 6,557,084	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Balance Sheets
	UNAUDITED
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	December 31,
	2002	2001

CURRENT LIABILITIES
Accounts payable-trade	$ 1,904,061	$ 439,921
Line of credit	4,204,600	8,009
Interest rate swap- NOTE 6	44,131	--
Note payable-related party (current portion)-NOTE 12	1,618,001	50,000
Current portion of long-term debt- NOTE 6	465,696	43,152
Accrued other liabilities	1,266,806	403,478
Accrued loss contingencies	787,937	95,000
TOTAL CURRENT LIABILITIES	10,291,232	1,049,536

LONG-TERM LIABILITIES
Long-term debt-related parties (net of current portion)-NOTE 12	584,476	72,272
TOTAL LONG-TERM LIABILITIES	584,476	72,272
TOTAL LIABILITIES	10,875,708	1,121,808

STOCKHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at December 31, 2002 and 2001, respectively.-NOTE 7	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 78,800,875 and 43,150,590 shares issued and outstanding at December 31, 2002 and 2001, respectively.	788,009	431,056
Additional paid-in capital	14,079,129	10,391,900
Retained earnings (deficit)	(19,143,160)	(9,863,449)
Accumulated other comprehensive loss	(44,131)	--
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,318,624)	961,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,557,084	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Statements of Operations
	UNAUDITED
	Years ended December 31
	2002	2001

REVENUE	$ 29,564,718	$ 58

OPERATING EXPENSES	22,666,342	840,870

ASSET IMPAIRMENT CHARGE	7,047,349	--

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,320,603	--

OTHER INCOME AND (EXPENSES)
Investment income	24,284	--
Interest expense	(495,843)	(4,178)
Royalty expense	(4,784)	--
Loss on sale of asset	(123,507)	--
Gain on sale of available-for-sale securities	-	17,480
Impairment of securities	(15,000)	(974,321)
Miscellaneous income (expense)-net	66,435	--

TOTAL OTHER INCOME AND (EXPENSES)-NET	(548,415)	(961,019)

LOSS FROM CONTINUING OPERATIONS	(9,017,991)	(1,801,831)
DISCONTINUED OPERATIONS-NOTE 4
Loss from operations of Southeastern Research and Recovery, Including loss on disposal	(261,720)	(29,415)

NET LOSS	$ (9,279,711)	$ (1,831,246)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	72,018,978	32,544,655

BASIC AND DILUTED LOSS PER SHARE FROM CONTINUING OPERATIONS	$ (0.13)	$ (0.06)

BASIC AND DILUTED LOSS PER SHARE	$ (0.13)	$ (0.06)

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity

Unaudited

	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Deficit Accumulated During the Development Stage	Retained Earning (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2000	$ 1,529	$ 168,788	$ 8,929,548	$ (180,428)	$ (3,309,848)	$ (4,722,355)	$ --	$ 887,234

Issued for cash (2,269,740 shares)	--	22,697	77,778	--	--	--	--	100,475
Issued in exchange for consulting services (109,980 shares)	--	1,100	42,324	--	--	--	--	43,424
Director and employee compensation (1,103,210 shares)	--	11,032	52,980	--	--	--	--	64,012
Issued to acquire subsidiary (22,500,000 shares)	--	225,000	1,437,188	--	--	--	--	1,662,188
Issued for general and administrative expenses (487,992 shares)	--	4,880	30,069	--	--	--	--	34,949
Reclassification adjustment (79,076 shares)	--	(791)	791	--	--	--	--	--
Retirement of treasury stock (165,019 shares)	--	(1,650)	(178,778)	180,428	--	--	--	--
Reclassification of development share deficit	--	--	--	--	3,309,848	(3,309,848)	--	--
Net (loss) for the year	--	--	--	--	--	(1,831,246)	--	(1,831,246)

Balance at December 31, 2001	$ 1,529	$ 431,056	$ 10,391,900	$ --	$ --	$ (9,863,449)	$ --	$ 961,036

Issued for cash (2,280,000 shares)	--	22,800	86,200	--	--	--	--	109,000
Issued in exchange for consulting services (2,293,669 shares)	--	22,937	231,563	--	--	--	--	254,500
Director and employee compensation (5,115,702 shares)	--	51,157	424,203	--	--	--	--	475,360
Issued to acquire subsidiary (21,583,333 shares)		215,833	2,658,610	--	--	--	--	2,874,443
Issued for general and administrative expenses (4,422,581 shares)	--	44,226	286,653	--	--	--	--	330,879
Net (loss) for the year	--	--	--	--	--	(9,279,711)	--	(9,279,711)
Interest rate swaps	--	--	--	--	--	--	(44,131)	(44,131)
Total comprehensive loss								(9,323,842)

Balance at December 31, 2002	$ 1,529	$ 788,009	$ 14,079,129	$ -	$ -	$ (19,143,160)	$ (44,131)	$ (4,318,624)

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Statements of Cash Flows
	UNAUDITED
	Years ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$ (9,279,711)	$ (1,831,246)
Adjustments to reconcile net (loss) to cash provide by operating activities:
Depreciation and amortization of property and goodwill	270,571	76,129
Net loss on impairment of available for sale securities	15,000	974,321
Net unrealized (gain) on available for sale securities	--	(17,480)
Stock issued for services	1,358,589	85,694
Net realized loss on sale of assets	123,507	--
Asset impairment charge	7,047,349	--
Provision for losses on accounts receivable	872,716	128,342
Increase (decrease) in cash due to changes in:
Accounts receivable	(2,103,119)	(53,518)
Notes receivable--brokers	(132,162)	--
Prepaid expenses	439,720	28,698--
Other Assets	166,440	3,000--
Accounts payable and accrued expenses	(1,440,183)	513,091--

NET CASH (USED IN) OPERATING ACTIVITIES	1,544,955	(92,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	(50,000)
Proceeds from sale of trading securities	--	29,980
Purchase of investments		(14,200)
Purchase of fixed assets	(1,098,033)-	(43,805)
Cash obtained in acquisition	--	3,267
Proceeds from sale of fixed assets	142,041	--
NET CASH (USED) BY INVESTING ACTIVITIES	1,005,992)	(24,758)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	109,000	100,475
Net proceeds from short-term debt	(59,504)	50,000
Net payments on line of credit	(410,995)	(43,027)
Proceeds from long-term debt	--	33,756
Payments of long-term debt	(25,000)	(20,038)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(385,509)	121,166

NET INCREASE IN CASH	153,454	3,439

CASH AT BEGINNING OF YEAR	3,439	--

CASH AT END OF YEAR	$ 156,893	3,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION	$ 726,804	11,924

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

In 2001, a new board of directors and new officers were appointed. Under the direction of the new management team, the Company acquired Southeastern Research & Recovery, Inc. ("SRR") a waste disposal company in the business of solidifying non-hazardous liquid waste, operating in the Southeastern United States. During December 2002, the Company sold Southeastern Research & Recovery.

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

Supplemental Cash Flow Information
Year Ended December 31,
	2002	2001
Noncash investing and financing activities:
Common stock issued as investment in
other companies	$3,123,979	$ 1,662,188

Common stock issued for services	$ 1,358,589	$ 85,694

Common stock issued as investment in equipment	$ --	$ 9,214

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

NOTE 3--ACQUISITION

Acquisition of Southeastern Research & Recovery, Inc.

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

Acquisition of Stony's Trucking Company

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

The proforma unaudited results of operations for the years ended December 31, 2002 and 2001, assuming the purchase of Stony's Trucking Company had been consummated as of January 1, 2001 was as follows:

	2002	2001
Revenues	$ 35,370,241	$ 41,491,472
Net loss	(9,452,571)	(4,151,103)
Net loss per common share:
Basic	0.13	(0.13)
Diluted	0.13	(0.13)

The number of Company shares is subject to adjustment at six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price of the Company's shares. Specifically, in the event the Company's shares on each Adjustment Date do not have a fair market value equal to or greater than $2,000,000, then the Company shall be obligated to issue Gregory Gibson, formerly the president and sole shareholder and director of Stony's, additional shares of Company common stock sufficient to result in the fair market value of the Company's shares held by Mr. Gibson on the Adjustment Dates, plus the additional shares issued as of the Adjustment Dates, having a total value equal to $2,000,000. There was no adjustment required at the first six month Adjustment Date. At the second twelve month Adjustment Date, March 5, 2003, the value of the Company shares fell below $2,000,000. Accordingly, the Company is obligated to issue an additional 6,666,667 shares to Mr. Gibson. The issuance of these additional shares will have no impact on the purchase price, but will cause a reallocation between common stock and additional paid-in capital.

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
  A Stockholders' Agreement, under which Gibson and Global Eco-Logical Services, Inc. ("GECL") agreed, inter alia, that Gregory Gibson would vote his shares of common stock in the Company in favor of GECL's nominee for director, GECL would vote its shares of common stock in the Company in favor of Gregory Gibson's nominee for director, Gregory Gibson and GECL each would not approve certain major corporate actions without the consent of the other, and GECL would agree not to sell, except under certain conditions, the 15,000,000 shares of common stock it holds in the Company;
  A Pledge Agreement, under which the Company pledged its shares of common stock in Stony's to secure its obligations under the Merger Agreement and under the $150,000 note due thirty days after the Merger.
  A Right of Rescission Agreement, under which Mr. Gibson or the Company had the right to rescind the acquisition under certain circumstances, and which terminated by its terms on December 31, 2002.

In December 2002, Mr. Gibson and the Company entered into an Extension and Modification of the Management and Operation Agreement ("Extension Agreement") , which extended the term of the Management and Operations Agreement from December 31, 2002 to December 31, 2007.

In addition, Mr. Gibson and the Company executed a Buy-Back Agreement, under which the Company granted Mr. Gibson the right to buy-back the Stony's Trucking Company's shares for $50,000, and amount paid on the $150,000 Cognivit Note payable to Mr. Gibson, and the Shares of the Company stock issued to Mr. Gibson in exchange for The Stony's Trucking Company's shares. Mr. Gibson may only execute the Buy-Back Agreement within three months after the termination of the Management and Operations Agreement, and in any event not later than December 31, 2007. In addition, Mr. Gibson's right to exercise the Buy-Back Agreement terminates in the event the market price of the Company's common stock exceeds $0.50 per share for twenty-one consecutive days or the Company pays Mr. Gibson $164,735.

Pursuant to the Merger Agreement, Mr. Gibson was appointed the chief executive officer of the Company. Mr. Gibson was formerly the president and sole shareholder and director of Stony's. Further, pursuant to the Merger Agreement, the Company agreed to reduce the number of voting directors to two, who will be Mr. Gibson and Richard D. Tuorto, Sr. The existing directors of the Company at the purchase date have executed irrevocable resignations from the Board, which will be effective upon the Company's compliance with Rule 14f-1 under the Securities Exchange Act of 1934 by the mailing of this notice to shareholders. A. Leon Blaser, the former chairman of the board of the Company, will remain as a nonvoting, advisory director.

In addition to the shares issued to Mr. Gibson, the Company issued 1,333,333 shares of common stock, valued at $200,000, to Richard D. Tuorto, Sr. as a finder's fee and for services rendered in negotiating and closing the Merger.

NOTE 4--DISCONTINUED OPERATIONS

In December 2002, the Company sold Southeastern Research & Recovery ("SRR"). Included in the caption of "Discontinued Operations" on the 2002 Consolidated Statement of Operations is $(147,719) representing the amount of loss recognized on the sale of SRR. The sale was consummated by the exchange of stock of SRR for 5,250,000 shares of Gulftex Energy Corporation ("GEC") and the immediate sale of the GEC stock to Environmental Energy Services, Inc. ("EES") for $1,250,000 or $0.2381 per share. The payment for these shares is payable only when and to the extent that EES receives certain distributions under a royalty agreement in which it has an interest. The Company does not expect to begin receiving any payments for the GEC stock until approximately 2007, and may not receive the full $1,250,000 for the GEC stock (See Note 13).

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

NOTE 6--DEBT AND LEASE OBLIGATIONS

In conjunction with the acquisition of Stony's Trucking Company, the Company assumed all of the debt of Stony's Trucking Company had payable to Key Bank. The Company had a revolving line of credit with Key Bank available as of December 31, 2002 in the amount of $4,600,000. As of December 31, 2002, the Company had outstanding $4,204,600 under this agreement. The principle sum is payable on demand with accrued unpaid interest payable on the first day of each month. The Company was in default on this line at December 31, 2002 and 2001. As a result of the default, the interest rate was increased to the bank's prime plus 3.25% effective April 2002. As of December 31, 2002, the revolving line of credit bore interest at a variable rate equal to the bank's prime rate plus 3.25%. The interest rate in effect at December 31, 2002 was 8.00%.

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

Additionally, the Company assumed interest rate swap agreements between Stony's Trucking Company and Key Bank to reduce the impact of changes in interest rates on its floating rate debt. At December 31, 2002, the Company had outstanding interest rate swap agreements with Key bank, having a combined notional amount of $1,800,000. The interest rate swap agreements mature at the time the related notes mature. The Company is exposed to a credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. Loan agreements with Key Bank contain various covenants including cash flow, current ratio, interest coverage, EBIDA, and the maintenance of collateral. At December 31, 2002, the Company was in breach of loan covenants. Under the terms of the agreement, the bank may call the loan. Accordingly, the term loans and the related interest rate swaps have been included in current liabilities. However, Key Bank has not waived the collateral requirement, nor has it called the loans. In January 2003, the Company entered into an "Assignment Agreement" with Key Bank. Pursuant to the Assignment Agreement, Key Bank forgave some of the debt (see note 14 for more detail) the Company had outstanding with Key Bank at the date of the closing of the Assignment, which amounted to approximately $4,200,000, in exchange for $2,500,000, which will result in $1,700,000 forgiveness of debt in 2003. In order to obtain the $2,500,000 in funding, the Company entered into an accounts receivable factoring agreement with Systran Financial Services Corporation ("Systran"), where all payments on the Company's accounts receivable were to be directed to the lockboxes at Key Bank.

The agreement with Systran is a one year agreement renewable annually. As part of the Agreement with Systran, the Company paid $15,000 in proposal fees and an additional $40,000 in closing fees. In addition, as part of the Agreement with Systran, the Company agreed to present on a monthly basis, a Minimum Anticipated Volume of accounts receivable equivalent to $2,000,000 for Systran to purchase. For this service, the Company agreed to pay a discount fee of 0.25% of face amount of all accounts receivables purchased. In addition, the Company agreed to pay a interest at an annual rate equal to the daily prime rate (as announced by Wells Fargo Bank, N.A.) plus 2.25% on the Company's outstanding balance with Systran.

The Company leases two operating facilities and six tractors, including related party leases, under operating leases expiring in various years through 2008. See Note 11 Related Parties.

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

NOTE 7--PREFERRED STOCK

At December 31, 2002 and 2001, 1,000,000 shares of $0.01 par value non-voting Series A Non-cumulative Convertible Preferred Stock was authorized and 152,889 shares were issued and outstanding. Each outstanding share of the Company's Series A preferred stock will automatically convert into ten shares of the Company's common stock on September 1, 2003. If the Company fails to recognize at least $2,000,000 of pre-tax earnings, exclusive of extraordinary items and non-recurring items, for the twelve months ended June 30, 2002 or if the Company's common stock does not trade for a minimum of $10.00 per share for ten days between June 30, 2002 and August 15, 2003, then the Company is required to declare a one-fifth share dividend of Series A preferred stock for each preferred share held at the declaration date. The Company is required to declare a similar dividend if the Company's common stock does not trade above $10.00 per share for twenty consecutive days between July 15, 2003 and August 15, 2003 or if the Company fails to have pre-tax earnings of $2,000,000, exclusive of extraordinary and non-recurring items, for the twelve months ended June 30, 2003.

NOTE 8--EARNINGS PER SHARE

The computations of basic and dilutive loss per share were as follows:
	December 31,
	2002	2001
Net (loss)
attributable to
common shares	$ (9,279,711)	$ (1,831,246)

Weighted average
common shares	72,018,978	32,544,655

Basic and dilutive
income (loss)
per common
share	$ (0.13)	$ (0.06)

The outstanding convertible preferred shares were not included in the computation of diluted loss per share because the effect of their inclusion would be antidilutive.

NOTE 9--INCOME TAXES

The Company has incurred net operating losses since inception and has a federal and state net operating loss carryforward of approximately $9,750,000 at December 31, 2002, expiring in various years beginning 2006. Additionally, the Company has a net capital loss carryforward of approximately $1,900,000, which may be offset against future capital gains. As of December 31, 2002 and 2001, the Company had a net deferred tax asset of $8,120,440 and $3,643,000, respectively. A valuation allowance has been recognized to fully offset this asset due to the uncertainty of realizing future benefit in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company continually reviews the adequacy of the allowance and will recognize the tax benefits of these assets only as assessment indicates that it is more likely than not that the benefits will be realized.

The following temporary differences gave rise to the deferred tax assets and liabilities at December 31, 2002 and 2001:
	December 31,
	2002	2001
Deferred Tax Assets:
Net operating loss carryforward	$ 3,706,010	$ 2,865,200
Net capital loss carryforward	726,560	726,560
Book-to-tax differences:
Allowance for doubtfull accounts	929,630	--
Interest rate swap	16,720	--
Goodwill	2,529,220	--
Accrued Liabilities	314,040	106,340
Gross deferred tax assets	8,222,180	3,698,100
Deferred tax liabilities:
Property and equipment differences	(101,740)	(55,100)
Gross deferred tax liabilities	(101,740)	(55,100)
Valuation allowance	(8,120,440)	(3,643,000)
Net deferred tax asset	$ -	$ -
Net increase in deferred tax
asset valuation allowances	$ 4,477,440	$ 430,119

Deferred taxes reflect a combined federal and state tax rate of approximately 38% in 2002 and 2001. A reconciliation of the Company's effective tax rate to the statutory U.S. federal tax rate is as follows:

	Year ended
	December 31,
	2002	2001
Statutory rate (34%)	$ (3,155,102)	(622,620)
Valuation allowance	4,477,440	430,119
Effect of State income taxes	(1,322,338)	(36,600)
Change in state tax rate for
deferred taxes	--	160,700
Other differences	--	68,401
Income tax provision	$ --	$ --

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

The Company has a $250,000 judgment against it in the state of Oklahoma concerning the alleged guarantee of debt for an entity that the Company was going to acquire. Payments on the judgment are being made by primary obligor on the underlying obligation, and accordingly, no action has been taken to collect the judgment from the Company. The acquisition did not transpire and management believes the judgment is without merit. Upon informal conversations with the individual holding the judgment, management estimates that its contingent liability on the judgment can be resolved for approximately $45,000 and accordingly recorded such liability at December 31, 2002.

The Internal Revenue Service filed a lien against the Company in March 2001 for $18,168 for delinquent payroll taxes. Such payroll taxes are included in accrued payroll taxes on the balance sheet. The Internal Revenue Service has deferred any collection action until the Company investigates the matter.

In June 2002, the Company was named in a lawsuit where the plaintiff seeks $33,000 for commissions allegedly due under an agreement executed in February 2001 under which the plaintiff agreed to raise certain funds for the Company. This amount was accrued as of December 31, 2002.

The Mahoning County Court of Common Pleas has issued a $133,050 judgment against one of the Company's subsidiaries for attorney fees from a previous lawsuit. Accordingly, the Company recorded such liability at December 31, 2002. The Company has filed an appeal of the judgment.

New York State highway use tax assessments were made against one of the Company's subsidiaries for various periods from 1982 through 1993 in the amount of $91,887. This amount has been accrued as of December 31, 2002. No collection action has been taken since 1994.

During 2002, one of the Company's subsidiaries was named in a lawsuit involving a lost shipment. The Company has been paid $384,000 for this claim by its insurance carrier. However, the Company has not paid the customer because the Company is not clear as to whom the funds belong. When the proper recipient of the funds has been determined, the Company will be responsible for the turnover of some or all of the claimed funds and has accrued a liability as of December 31, 2002 for $384,000.

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

One of the Company's subsidiaries is opposing a bond claim of approximately $46,000. This amount has been accrued as of December 31, 2002.

One of the Company's subsidiaries is a defendant in a lawsuit brought by an individual who was involved in a collision with the subsidiary's vehicle on September 8, 1997. The plaintiff's counsel has notified the subsidiary that there may be a judgment in excess of $7,000,000 and that the subsidiary does not have appropriate insurance coverage. At the time of the collision, the subsidiary had primary insurance coverage of $1,000,000 and excess policy coverage with another insurance carrier of $1,000,000. The primary insurance carrier has subsequently gone through liquidation proceedings and that the Ohio State Insurance Guaranty Association is now providing indemnity in the reduced amount of $300,000. The ultimate outcome of this litigation is not known. The insurance carrier is currently defending the suit and the settlement amount if any will depend on the finalization of the litigation and payments by the insurance carriers.

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

From time to time, Mr. Gibson makes short-term non interest bearing advances to the Company. Including the aforementioned $125,000, at December 31, 2002, approximately $1,356,089 was owed to Gregory Gibson.

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

On March 5, 2002, Leon Blaser purchased 400,000 shares of the Company's common stock for $16,000.

On September 26, 2002, Leon Blaser purchased 500,000 shares of the Company's restricted common stock for $20,000.

On February 26, 2003, Leon Blaser's brother was issued 150,000 shares of the Company's common stock for $9,000 in satisfaction of prepayment of interest owed to him per a 2003 loan agreement.

On April 30, 2003, Leon Blaser's brother was issued 150,000 shares of the Company's common stock for $7,500 in satisfaction of prepayment of interest owed to him per a 2003 loan agreement.

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

As of December 31, 2002, the Company has accrued $21,538 for compensation due Gary Mays.

On February 1, 2003, the Company entered into a two-year term sub-lease agreement with Intercontinental Holdings, Inc. for office space in Charleston, South Carolina Richard D. Tuorto, Sr. and Gary Mays, the Company's Former Director and Chief Executive Officer, are both officers and directors of Intercontinental Holdings, Inc.

Gregory J. Gibson

On February 28, 2002, the Company issued 500,000 shares of the Company's common stock valued at $60,350 to Greg Gibson, the Company's Chief Executive Officer, as a signing on bonus. On March 5, 2002, the Company entered into an employment agreement with Gregory Gibson for $250,000 per year.

As part of the Company's acquisition of Stony's Trucking Company, Greg Gibson agreed to pay $21,250 of the Company's 2001 audit fees. The amount receivable from Mr. Gibson for these audit fees as of December 31, 2002 was $21,250.

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

NOTE 13 -- STOCK PURCHASE AGREEMENTS WITH ENVIRONMENTAL ENERGY SERVICES, INC.

In September 2002, the Company entered into a Stock Purchase Agreement to sell up to 20,000,000 shares of its common stock to Environmental Energy Services, Inc. ("EES") (OTCBB: EES") for $0.125 per share, for a total purchase price of $2,500,000. Under the Agreement, EES is obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000. In April 2003, the Company and EES amended the agreement to provide that all royalty payments not used to satisfy prior liens would be used to purchase shares of the Company's common stock under the Agreement. EES granted the Company a security interest in EES's interest in the royalty agreement to secure its obligation to purchase the shares. An advisory board member of the Company is the chairman and chief executive officer of EES, and owns shares of common stock in the Company.

In December 2002, the Company entered into another agreement with EES, under which EES agreed to utilize amounts it receives under the above-described technology royalty to acquire certain shares of common stock in GEC that CVI has a right to receive from the sale of SRR to Gulftex. (See Note 4--Discontinued Operations). EES granted the Company a security interest in EES's interest in the royalty agreement to secure its obligation to purchase the shares.

In April 2003, EES received its first distribution under the royalty agreement. After satisfying prior liens on the royalty distribution, EES paid the Company $1,672,947.50 to purchase 13,383,580 shares of common stock of the Company. The Company simultaneously loaned EES $844,483.16 pursuant to a promissory note dated April 7, 2003 which bears interest at five percent (5%) per annum, and is secured by a lien on EES's interest in the royalty agreement. In connection with the initial royalty distribution, the Company and EES agreed that all distributions on the royalty agreement to which the Company is entitled shall be applied in the following manner: first to the payment of costs, interest and principal due under the April 7, 2003 Note, second to the purchase of additional shares of Company common stock under the September 2002 Agreement, and third to the purchase of shares of GEC common stock from the Company.

With respect to the September 2002 Agreement, EES has the right to terminate its obligation to purchase shares in the event there is a materially adverse change in the business or financial condition of the Company. With respect to the December 2002 agreement to purchase shares of GEC common stock from the Company, EES has the right to terminate its obligation to purchase the GEC shares in the event there is a materially adverse change in the business or financial condition of GEC.

NOTE 14--SUBSEQUENT EVENTS

On April 7, 2003, the Company issued 13,383,850 shares of the Company's restricted common stock valued at $1,672,948 to EES per the Corporate Vision Stock Purchase Agreement entered into in September 2002, as amended in April 2003. The Company simultaneously loaned EES $844,438 pursuant to a promissory note bearing interest at five percent (5%) per annum (see Note 13 for more detail).

In January 2003, the Company entered into an "Assignment Agreement" with Key Bank. Pursuant to the Assignment Agreement, in which Key Bank forgave approximately $1,700,000 of the total debt of $4,200,000 at the date of the closing of the Assignment Agreement. This Assignment Agreement had no effect on the $300,000 term debt outstanding with Key Bank as of December 31, 2002.

NOTE 15--GOING CONCERN

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