Form 10KSB/A
period 2002-12-31
CORPORATE VISION INC
filed 2003-07-28
CIK 868074

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Equipment

Stony's fleet consists of approximately 300 trucks and 375 trailers, of which 17 trucks and 28 trailers are company owned, and the remaining trucks and trailers are owned by owner-operators. Stony's business strategy relies heavily on independent contractors, or owner-operators, to supply tractors, trailers and drivers. Because owner-operators are responsible for supplying their own tractors and trailers, the Company requires less capital to maintain operations and achieve growth.

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

Results of Operation

Revenues

Revenues in 2002 were $29,564,718, as compared to revenues of $58 in 2001. The substantial increase in revenues is attributable to the Company's acquisition of Stony's on March 5, 2002, offset by the reclassification of operations relating to SRR as discontinued operations due to its sale in December 2002. Revenues from Stony's for the entire year 2002 were $34,833,138, as compared to revenues in 2001 of $40,505,330. The decline in revenues at Stony's in 2002 as compared to 2001 was primarily the result of economic difficulties in manufacturing and heavy industry in the Midwest, which resulted in reduced shipments. Stony's revenues particularly suffered as the result of financial difficulties in the steel industry, upon which Stony's has historically been dependent.

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
CORPORATE VISION, INC.
Dated: July 25, 2003	/s/ Gregory J. Gibson
Gregory J. Gibson, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated: July 25, 2003	/s/ Richard D. Tuorto, Sr.
Richard D. Tuorto, Sr., Chairman

Dated: July 25, 2003	/s/ Gregory J. Gibson
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
Dated: July 25, 2003	/s/ Gregory J. Gibson
Gregory J. Gibson, Director and Chief Executive Officer and Chief Financial Officer

EXHIBIT A

Corporate Vision, Inc.

and

Subsidiaries

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

PACKER THOMAS

Youngstown, Ohio

May 22, 2003

Corporate Vision, Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS	December 31,
	2002	2001
CURRENT ASSETS
Cash	$ 156,893	$ 3,439
Accounts receivable-trade, net of allowance for doubtful accounts of $809,067 and $128,342, respectively	2,838,766	265,284
Accounts receivable-employees	29,141	--
Accounts receivable-broker/agents, net of allowance for doubtful accounts of $1,637,335 and $-0-. Respectively	478,300	--
Notes receivable - brokers	132,162	--
Advances to related party-NOTE 12	21,250	--
Prepaid expenses	198,257	3,109
TOTAL CURRENT ASSETS	3,854,769	271,832

PROPERTY AND EQUIPMENT
Leasehold improvements	407,881	--
Vehicles	771,775	251,598
Containers and compactors	--	39,843
Office equipment	367,742	65,741
TOTAL PROPERTY AND EQUIPMENT	1,547,398	357,182
Less accumulated depreciation	193,177	75,704
NET PROPERTY AND EQUIPMENT	1,354,221	281,478

Goodwill	-	1,514,534
Investments	-	15,000
Accounts receiveable-divestiture-NOTE 4	1,250,000	--
Deposits	98,094	--

TOTAL OTHER ASSETS	1,348,094	1,529,534

TOTAL ASSETS	$ 6,557,084	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiaries

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	December 31,
	2002	2001

CURRENT LIABILITIES
Accounts payable-trade	$ 1,904,061	$ 439,921
Line of credit	4,204,600	8,009
Interest rate swap- NOTE 6	44,131	--
Note payable-related party (current portion)-NOTE 12	1,618,001	50,000
Current portion of long-term debt- NOTE 6	465,696	43,152
Accrued other liabilities	1,266,806	413,454
Accrued loss contingencies	787,937	95,000
TOTAL CURRENT LIABILITIES	10,291,232	1,049,536

LONG-TERM LIABILITIES
Long-term debt-related parties (net of current portion)-NOTE 12	584,476	72,272
TOTAL LONG-TERM LIABILITIES	584,476	72,272
TOTAL LIABILITIES	10,875,708	1,121,808

STOCKHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at December 31, 2002 and 2001, respectively.-NOTE 7	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 78,800,875 and 43,150,590 shares issued and outstanding at December 31, 2002 and 2001, respectively.	788,009	431,056
Additional paid-in capital	14,079,129	10,391,900
Retained earnings (deficit)	(19,143,160)	(9,863,449)
Accumulated other comprehensive loss	(44,131)	--
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(4,318,624)	961,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,557,084	$ 2,082,844

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiaries

Consolidated Statements of Operations

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

Corporate Vision, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

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
Other Comprehensive Income:
Net (loss) for the year	--	--	--	--	--	(9,279,711)	--	(9,279,711)
Interest rate swaps	--	--	--	--	--	--	(44,131)	(44,131)
Total comprehensive loss								(9,323,842)

Balance at December 31, 2002	$ 1,529	$ 788,009	$ 14,079,129	$ -	$ -	$ (19,143,160)	$ (44,131)	$ (4,318,624)

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)	$ (9,279,711)	$(1,831,246)
Adjustments to reconcile net (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	270,571	76,129
Net loss on impairment of available for sale securities	15,000	974,321
Net realized (gain) on available for sale securities	--	(17,480)
Stock issued for services	1,358,589	85,694
Net loss on sale of assets	123,507	--
Asset impairment charge	7,047,349	--
Provision for losses on accounts receivable	872,716	128,342
Increase (decrease) in cash due to changes in:
Accounts receivable	2,103,119	(53,518)
Notes receivable--brokers	(132,162)	--
Prepaid expenses	439,720	28,698--
Other Assets	166,440	3,000--
Accounts payable and accrued expenses	(1,440,183)	513,091--

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,544,955	(92,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	(50,000)
Proceeds from sale of trading securities	--	29,980
Purchase of investments		(14,200)
Purchase of fixed assets	(1,098,033)-	(43,805)
Cash obtained in acquisition	--	3,267
Proceeds from sale of fixed assets	142,041	--
NET CASH (USED IN) INVESTING ACTIVITIES	1,005,992)	(24,758)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	109,000	100,475
Net (repayments) proceeds from short-term debt	(59,504)	50,000
Net payments on line of credit	(410,005)	(43,027)
Proceeds from long-term debt	--	33,756
Payments of long-term debt	(25,000)	(20,038)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(385,509)	121,166

NET INCREASE IN CASH	153,454	3,439

CASH AT BEGINNING OF YEAR	3,439	--

CASH AT END OF YEAR	$ 156,893	3,439

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR INTEREST	$ 726,804	11,924

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiaries

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

Supplemental Cash Flow Information
Year Ended December 31,
	2002	2001
Noncash investing and financing activities:
Common stock issued as investment in
other companies	$ 3,123,979	$ 1,662,188

Common stock issued for services	$ 1,358,589	$ 85,694

Common stock issued as investment in equipment	$ --	$ 9,214

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

NOTE 3--ACQUISITION

Acquisition of Southeastern Research and Recovery, Inc.

On June 21, 2001, Company acquired all the issued and outstanding shares of common stock of Southeastern Research and Recovery, Inc. ("SRR") in exchange for 22,500,000 shares of Rule 144 restricted common stock of the Company, valued at $1,662,188. Rule 144 restricted stock prevents the holder from having the ability to market the securities for one year following the date of issuance. The acquisition was accounted for using the purchase method of accounting using Accounting Principles Board Opinion No. 16, whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by the Company at their fair value. The consolidated financial statements include the operating results from the date of acquisition. The excess of the amount paid over the fair value of SRR's identifiable net assets was $1,533,705, which was reflected in the balance sheet as goodwill. The Company expected to benefit from the goodwill acquired in this transaction over a period of forty years, and with the original intention of amortizing the amount recorded using the straight-line method over that period. The Company recorded goodwill amortization of $19,171 in 2001. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". See Note 2 for a description of the new accounting rules that eliminate the amortization of goodwill.

The aggregate purchase price was allocated to the assets and liabilities of SRR based upon their estimated fair market values as follows:

Assets Acquired:
Cash	$ 3,267
Other current assets	260,615
Property and equipment	259,936
Goodwill	1,533,705
Total Assets	2,057,523

Liabilities Acquired:
Current liabilities	(288,653)
Long-term debt	(106,682)
Total Liabilities	(395,335)

NET PURCHASE PRICE	$ 1,662,188

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

The acquisition was accounted for using the purchase method of accounting promulgated by SFAS No. 141 "Business Combinations" whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by the Company at their fair value. The excess of the amount paid over the fair value of Stony's Trucking Company's identifiable net assets was $7,047,349, which was initially reflected in the balance sheet as goodwill. As discussed in Note 2, such goodwill was determined to be impaired under SFAS 142, and accordingly, such goodwill was charged to operations. In 2002, the aggregate purchase price has been allocated to the assets and liabilities of Stony's Trucking Company's based upon their estimated fair market values as follows:

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

NOTE 4--DISCONTINUED OPERATIONS

In December 2002, the Company sold Southeastern Research and Recovery ("SRR"). Included in the caption of "Discontinued Operations" on the 2002 Consolidated Statement of Operations is $(147,719) representing the amount of loss recognized on the sale of SRR. The sale was consummated by the exchange of stock of SRR for 5,250,000 shares of Gulftex Energy Corporation ("GEC") and the immediate sale of the GEC stock to Environmental Energy Services, Inc. ("EES") for $1,250,000 or $0.2381 per share. The payment for these shares is payable only when and to the extent that EES receives certain distributions under a royalty agreement in which it has an interest. The Company does not expect to begin receiving any payments for the GEC stock until approximately 2007, and may not receive the full $1,250,000 for the GEC stock (See Note 13).

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

Deferred taxes reflect a combined federal and state tax rate of approximately 38% in 2002 and 2001. A reconciliation of the Company's effective tax rate to the statutory U.S. federal tax rate is as follows:

	Year ended
	December 31,
	2002	2001
Statutory rate (34%)	$ (3,155,102)	$ (622,620)
Valuation allowance	4,477,440	430,119
Effect of State income taxes	(1,322,338)	(36,600)
Change in state tax rate for
deferred taxes	--	160,700
Other differences	--	68,401
Income tax provision	$ --	$ --

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

Debt for all of the aforementioned related party notes are as follows:
December 31, 2002
Richard D. Tuorto, Sr.	$ 86,000

Citadel Investment Corporation	37,488

Intercontinental Holdings, Inc.	9,000

William L. Tuorto	46,098

Gregory J. Gibson	1,356,089

Patricia Potts	667,802

Total	$ 2,202,477
Less principal payments due within one year	1,618,001
NET LONG-TERM RELATED PARTY DEBT	$ 584,476

Maturities of this debt for each of the five years succeeding December 31, 2002 are as follows:

Year	Long-term Debt
2003	$ 158,326
2004	82,825
2005	89,700
2006	97,145
2007	105,208

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