Form 10QSB
period 2003-03-31
CORPORATE VISION INC
filed 2003-08-11
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-18824

_________________________________________________

CORPORATE VISION, INC.

(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1579755
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Broad Street, Suite 300

Charleston, South Carolina 29401

(Address of Principal Executive Offices)

(843) 805-6620

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 93,154,455 shares of its Common Stock, $0.01 par value, as of July 2, 2003.

CORPORATE VISION, INC.

FORM 10-QSB REPORT INDEX

The Company's independent auditors have not completed their review of the financial statements herein. The Company anticipates filing an amended 10-QSB to make certain adjustments to the financial statements based upon the results of the review of the financial statements herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CORPORATE VISION, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

ASSETS	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
CURRENT ASSETS
Cash	$ 67,654	$ 156,893
Marketable Securities	1,250,000	1,250,000
Accounts Receivable	3,410,884	3,367,457
Prepaid Expenses	372,633	198,257
Current Portion of Note Receivable	132,162	132,162
TOTAL CURRENT ASSETS	5,233,334	5,104,769

PROPERTY AND EQUIPMENT
Building and Leasehold Improvements	407,844	407,881
Vehicles	763,258	771,775
Heavy Equipment	303,200	303,200
Computers and office equipment	43,126	43,126
Furniture and fixtures	21,416	21,416
TOTAL PROPERTY AND EQUIPMENT	1,538,844	1,547,398
Less accumulated depreciation	244,884	193,177
NET PROPERTY AND EQUIPMENT	1,293,960	1,354,221
OTHER ASSETS
Deposits and Other Assets	150,594	98,094
TOTAL OTHER ASSETS	150,594	98,094
TOTAL ASSETS	$ 6,677,888	$ 6,557,084

Accompanying notes are an integral part of the consolidated financial statements.

Corporate Vision, Inc. and Subsidiary

Consolidated Balance Sheets (continued)
LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$ 4,595,362	$ 3,997,935
Note(s) payable - related party
	2,045,017	1,618,001
Deferred Revenue	5,000	5,000
Current Maturities of Long Term Debt	2,722,255	4,670,296
TOTAL CURRENT LIABILITIES	9,367,633	10,291,232

Long-term debt, net of Current Portion - related party	301,620	584,476

TOTAL LIABILITIES	9,669,253	10,875,708

STOCKHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at March 31, 2003 and December 31, 2002	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 79,400,875 and 78,800,875 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively
	794,009	788,009
Additional paid-in capital	14,104,628	14,079,129
Retained earnings (deficit)	(17,847,400)	(19,143,160)
Accumulated other comprehensive (loss)	(44,131)	(44,131)
TOTAL STOCKHOLDERS' EQUITY	(2,991,365)	(4,318,624)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,677,888	$ 6,557,084

Accompanying notes are an integral part of the consolidated financial statements.

CORPORATE VISION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
Revenues	7,340,667	2,990,002
Operating Expenses	7,801,637	3,680,893
Net Operating Loss	(460,970)	(690,891)

Other Income (Expense)
Interest expense	(93,012)	(37,400)
Total Other Income (Expense)	(93,012)	(37,400)

Income (Loss) before income taxes and cumulative effect of accounting change	(553,982)	(728,291)

Provision for income taxes	--	--
Cumulative effect of accounting change	--	(7,047,349)
Extraordinary gain in settlement of debt	1,849,741	--
Net Income (Loss)	$ 1,295,759	($ 7,775,640)

Basic and diluted loss per common share before cumulative effect of accounting change and Extraordinary Item	$ (0.01)	$ (0.02)
Basic and Diluted Earnings (Loss) Per Share of Common Stock	$ 0.02	$ (0.13)
Weighted Average Common Shares Outstanding	79,040,875	58,202,301

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,295,758	($ 7,775,640)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	--	7,047,349
Depreciation	60,223	40,265
Loss on disposal of assets	--	8,731
Noncash gain from settlement of debt	(1,849,741)
Common stock issued for interest	16,500
Common Stock issued for services	--	818,973
Increase (decrease) in cash due to changes in:
Accounts receivable	(217,804)	145,331
Other current assets	(52,500)	(78,439)
Related party receivable	62,910	--
Accounts payable	(37,399)	(142,197)
Contingent liabilities		(25,000)
Other current liabilities	--	(108,496)
Accrued interest and expenses	637,827	--
NET CASH (USED) BY OPERATING ACTIVITIES	(84,226)	(69,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	37	--
Acquisition of subsidiary	--	(50,000)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	37	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	15,000	89,350
Common stock to be issued	--	--
Proceeds from short-term debt - related party	110,000	80,000
Payments of short-term and long-term debt	(130,050)	(6,445)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(5,050)	162,905

NET INCREASE (DECREASE) IN CASH	($89,239)	$ 43,782

CASH AT BEGINNING OF PERIOD	$ 156,893	$ 3,439

CASH AT END OF PERIOD	$ 67,654	$ 47,221

SUPPLEMENTAL DISCLOSURES:

	2003	2002
Cash paid for interest	75,527	$ 37,400
Non-cash Investing and Financing Activities:
Common stock issued as investment in other company	--	$ 3,837,500
Common stock issued as payment of interest expense	16,500
Note issued for investment in other company	--	$ 150,000

The accompanying notes are an integral part of these financial statements.

CORPORATE VISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 (Unaudited)

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

In 2001, a new board of directors and new officers were appointed. Under the direction of the new management team, the Company acquired Southeastern Research and Recovery, Inc. (SRR), a waste disposal company in the business of solidifying non-hazardous liquid waste, operating in the Southeastern United States.

In March 2002, the Company acquired Stony's Trucking Company and Subsidiaries (Stony's). Stony's is a non-asset based common and contract carrier with operations spanning throughout the continental United States. Additionally, the Company has commenced operations of a subsidiary, CV Transportation, Inc.(CVT), which is designed to gain efficiency in backhauling freight.

In December 2002, the Company sold SRR to Gulftex Energy Corporation.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company and its wholly-owned subsidiaries, Stony's Trucking Company (and subsidiaries) and CV Transportation, Inc., for the three month period ended March 31, 2003. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 3 - ACQUISITIONS

On March 5, 2002, the Company acquired Stony's and its wholly owned subsidiaries, B-Right Trucking Company and B-Right Intermodal Transportation, Inc., by means of a purchase transaction pursuant to which all of the outstanding common stock of Stony's was exchanged for 20,000,000 shares of Corporate Vision common stock.

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

The aggregate purchase price has been allocated to the assets and liabilities of Stony's based upon their estimated fair market values as follows:

Assets Acquired:
Cash	$ --
Accounts Receivable	6,059,911
Property and equipment, net	1,394,237
Other current assets	652,964
Goodwill	7,047,349
Total Assets Acquired	15,154,461

Liabilities Assumed:
Accounts Payable	(3,006,908)
Accrued Liabilities	(3,297,861)
Long Term Debt	(5,314,692)
Total Liabilities Assumed	(11,619,461)

Total	$ 3,535,000

The number of shares of Company stock issued to Mr. Gibson is subject to adjustment six and twelve months (an "Adjustment Date") after the acquisition date based on the future market price. Specifically, in the event the shares held by Mr. Gibson on each Adjustment Date do not have a fair market value equal to or greater than $2,000,000, then the Company shall be obligated to issue Mr. Gibson additional shares sufficient to result in the fair market value of the shares held by Mr. Gibson on the Adjustment Date, plus the additional shares issued as of the Adjustment Date, having a total value equal to $2,000,000. There was no adjustment necessary at the six-month adjustment date, however there was an adjustment after twelve months. The Company is obligated to issue Mr. Gibson an additional 6,666,667 shares which have not been issued as of the date of this filing.

The proforma unaudited results of operations for the three months ended March 31, 2003 and 2002, assuming the purchase of Stony's Trucking Company had been consummated as of January 1, 2002 were as follows:

	Three Months Ended March 31,
	2003	2002
Revenues	$7,340,667	$8,074,791
Net income (loss)	1,295,759	(7,656,742)
Net gain (loss) per common share:
Basic	($ 0.02)	($ 0.11)
Diluted	($ 0.02)	($ 0.11)

The proforma results of operations are subject to change based upon the results of a review of the financial statements by the Company's independent auditors.

NOTE 4 - SHORT TERM DEBT

The Company obtains short-term working capital financing for its operations by means of an accounts receivable factoring agreement with Systran Financial Services Corporation ("Systran"). The agreement with Systran is a one year agreement renewable annually. As part of the Agreement with Systran, the Company agreed to present on a monthly basis, a Minimum Anticipated Volume of accounts receivable equivalent to $2,000,000 for Systran to purchase. For this service, the Company agreed to pay a discount fee of 0.25% of face amount of all accounts receivables purchased. In addition, the Company agreed to pay interest at an annual rate equal to the daily prime rate (as announced by Wells Fargo Bank, N.A.) plus 2.25% on the Company's outstanding balance with Systran.

NOTE 5 - EARNINGS PER SHARE
	Three Months Ended March 31,
	2003	2002

Net income (loss) attributable to common shares	$ 1,295,759	$ (7,775,640)

Weighted average common shares outstanding	79,040,875	58,202,301

Basic and dilutive income (loss) per common share	($ 0.02)	($ 0.13)

The Company's outstanding convertible preferred shares were not included in the computation of weighted average shares outstanding because the effect of their inclusion would be antidilutive.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - RELATED PARTY TRANSACTIONS

At March 31, 2003, the Company owed Gregory J. Gibson, a director and the Company's chief executive officer, a total of $1,145,133.20 under various agreements.

At March 31, 2003, Stony's owed Patricia Potts, Mr. Gibson's mother, a total of $651,872.80 under various agreements. On March 24, 2003, Ms. Potts loaned the Company $50,000.00 pursuant to a promissory note bearing interest at 20% per annum that was due and payable on June 1, 2003. At the time of issuance of the loan, the Company issued Ms. Potts 150,000 restricted shares of the Company's common stock, valued at $7,500, in satisfaction of interest accruing under the note through its maturity date. The Company did not pay the note on its maturity date, and it is still outstanding.

At March 31, 2003, the Company owed Richard D. Tuorto, Sr., the Company's chairman, a total of $120,443.51 under various agreements.

At March 31, 2003, the Company owed William L. Tuorto, the son of the Company's chairman, a total of $46,098.00 under various agreements.

On February 27, 2003, Bruce Blaser, the brother of an Advisory member to the board, loaned the Company $50,000.00 pursuant to a promissory note bearing interest at 20% per annum that was due and payable on June 1, 2003. At the time of issuance of the loan, the Company issued Mr. Blaser 150,000 restricted shares of the Company's common stock, valued at $9,000, in satisfaction of interest accruing under the note through its maturity date. The Company did not pay the note on its maturity date, and it is still outstanding.

NOTE 8 - SUBSEQUENT EVENTS

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

The Company has experienced difficulties funding its operations under its factoring line of credit with Systran, which has resulted in a loss of business and declining revenues. As a result, the Company has decided to sell its Stony's trucking operations and focus its operations, among other things, on its waste hauling operations operated through its CV Transportation, Inc. subsidiary. The Company has held discussions with several companies in the same industry regarding a purchase of the Company's trucking operations. There is no assurance that any sale will be completed, or that the terms of any such sale will be beneficial to shareholders. In addition, the Company is in negotiations for the purchase or investment in other, new lines of business, wholly unrelated to its trucking operations, including but not limited to, the business of acquiring, developing and operating coal, gas and other energy related assets in Alaska.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three months ended March 31, 2003 were $7,340,667, as compared to revenues of $2,990,002 in the prior year. The substantial increase in revenues was attributable to the Company's acquisition of Stony's on March 5, 2002. The Company has two operating subsidiaries -- Stony's and CV Transportation, Inc. Stony's trucking operations are seasonal, with the first quarter historically experiencing lower revenues than other quarters due to its concentration in hauling open, flat-bed trailers. As a result, the Company expects revenues from its Stony's operations to be greater in the second and third quarters when the weather is better, than in the first and fourth quarters.

Costs and Expenses

Operating expenses were $7,801,637 in the quarter ended March 31, 2003, as compared to cost of operating expenses of $3,680,893 in the prior year's quarter. The substantial increase in operating expenses was the result of increased levels of business resulting from the Company's acquisition of Stony's in March 2002.

Operating Loss

The Company incurred an operating loss of ($460,970) in the three months ended March 31, 2003, as compared to an operating loss in the prior year of ($690,891). The Company's operating loss decreased in 2003 as compared to 2002 due to lower levels of general and administrative expenses.

Other Income (Expense)

The Company incurred net interest expense of ($93,012) during the quarter ended March 31, 2003. During the prior year's quarter, the Company had an interest expense of ($37,400). The increase in net interest expense was attributable to the fact that the prior year's quarter did not include the operations of Stony's for the entire quarter. However, interest expense was being incurred at lower levels in 2003 as compared to 2002 at Stony's as a result of a significant reduction in the level of interest bearing debt due to the satisfaction of the Company's line of credit with Key Bank at a substantial discount. In addition, during the quarter ended March 31, 2003, the Company recorded interest expense of $16,500 resulting from shares of common stock issued to two related parties for loans made in the quarter.

Net Income

The Company incurred a net gain in the three months ended March 31, 2003 of $1,295,759 as compared to a net loss before cumulative effect of accounting change in the prior year of ($728,291). The substantial increase as compared to 2002 was due primarily to an extraordinary gain attributable to the satisfaction of the Company's line of credit at Key Bank at a substantial discount, offset by operating losses during the quarter.

The Company believes that its results from operations in the three months ended March 31, 2003 are not indicative of the Company's results of operations in future periods. Revenues from Stony's have historically been seasonal, with winter months being the slowest. In addition, the Company recently started a waste transportation segment in which waste would be transported from the Northeast, where disposal costs are high, the landfills in the Midwest utilizing the flat-bed trailer operations of Stony's.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents of $67,654, as compared to cash of $156,893 as of December 31, 2002. As of March 31, 2003, the Company had a net working capital deficit of ($4,134,299), as compared to net working capital ($6,436,463) as of December 31, 2002, an increase of $2,302,164. The primary reason for the substantial improvement in working capital during the period was the satisfaction of the Company's line of credit with Key Bank at a substantial discount.

As of March 31, 2003, the Company's two business segments were operating at a slight loss. Since March 31, 2003, the Company has received an initial payment of approximately $1,600,000 under a Stock Purchase Agreement with Environmental Energy Services, Inc. ("EES"), and expects to receive additionally payments under the Stock Purchase Agreement on a quarterly basis through February 2008. However, despite the receipt of payments under the Stock Purchase Agreement, the Company needs to raise additional capital or order to fulfill its business plan.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net operating loss of ($553,982) before gain on refinancing in the three months ended March 31, 2003, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

At this time, the Company lacks sufficient internal controls and procedures with respect to its trucking operations (Stony's). The Company's trucking operations use computer software for accounting that was custom-developed for it a number of years ago, and has a weakness in manual internal controls. Among the defects in the software are a lack of access control to the general ledger, difficulties in reconciling accounts, difficulties in tracking receivables, and the ability to issue checks out of sequence. In addition, the Company could institute internal procedures to create checks and balances within its accounting department. The Company is investigating the cost and features of other accounting software packages, and has brought in additional skilled personnel to provide assistance in generating financial reports. However, the Company may not have sufficient cash flow or capital to pay the costs associated with transitioning to a new accounting system or increasing the size of its accounting staff on a permanent basis. Until the Company is able to adopt a better accounting system, the Company will likely continue to experience delays in generating final financial statements by the deadlines required by securities regulations, and may suffer operating losses greater than it otherwise would. Furthermore, the Company's controller recently resigned, which will delay any implementation of measures to correct the above-described deficiencies.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings. The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2002, is hereby incorporated by reference.

Item 2. Changes in Securities.

During the quarter ended March 31, 2003, the Company issued 300,000 shares of restricted common stock to an existing shareholder in private sale of common stock at $0.05 per share. The total proceeds were $15,000.

During the quarter ended March 31, 2003, the Company issued 150,000 shares of restricted common stock to the mother of the Company's Chief Executive Officer in satisfaction of interest due under a promissory note in the amount of $50,000 bearing interest at the rate of 20% per annum that is dated March 24, 2003 and was due and payable on June 1, 2003.

During the quarter ended March 31, 2003, the Company issued 150,000 shares of restricted common stock to the brother of an advisory board member in satisfaction of interest due under a promissory note in the amount of $50,000 bearing interest at the rate of 20% per annum that is dated February 27, 2003 and was due and payable on June 1, 2003.

The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

The Company is obligated to the mother of the Company's chief executive officer on promissory note in the original principal amount of $50,000 that is dated March 24, 2003 and was due and payable in full on June 1, 2003. The Company did not pay the promissory note on its due date, and the note remains in default as of the date of this report.

The Company is obligated to the brother of a advisory board member on promissory note in the original principal amount of $50,000 that is dated February 27, 2003 and was due and payable in full on June 1, 2003. The Company did not pay the promissory note on its due date, and the note remains in default as of the date of this report.

The Company is obligated on certain loans from Key Bank in the approximate amount of $275,000 that are secured by trucks and trailers owned by the Company. The Company is in default on the loans as a result of the failure to make certain monthly payments thereon.

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

CORPORATE VISION, INC.
Date: August 8, 2003	/s/ Gregory J. Gibson
By: Gregory J. Gibson, Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

SEC RELEASE NO. 33-8124

I, Gregory J. Gibson, Director and Chief Executive Officer of the Company, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of Corporate Vision, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and, except as disclosed in the Form 10-KSB, we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 8, 2003	/s/ Gregory J. Gibson
Gregory J. Gibson, Director and Chief Executive Officer and Chief Financial Officer