Form 10QSB
period 2003-09-30
WASTECH, INC.
filed 2006-11-29
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-18824

_________________________________________________

WASTECH, INC.

(Exact name of small business issuer as specified in its charter)

Oklahoma	56-2451079
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3 Broad Street, Suite 3A

Charleston, South Carolina 29401

(Address of Principal Executive Offices)

(843) 805-6620

(Issuer's telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __; No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,217,407 shares of its Common Stock, $0.01 par value, as of November 27, 2006.

{A0035799.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035799.DOC}

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

ASSETS	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
CURRENT ASSETS
Cash	$ 18,826	$ 156,893
Marketable Securities	-	1,250,000
Accounts Receivable	43,427	3,367,457
Notes Receivable – Related Party	963,270	--
Prepaid Expenses	-	198,257
Notes Receivable – Brokers	-	132,162
TOTAL CURRENT ASSETS	1,025,523	5,104,769

PROPERTY AND EQUIPMENT
Building and Leasehold Improvements	-	407,881
Vehicles	-	771,775
Heavy Equipment	403,200	303,200
Computers and office equipment	32,025	43,126
Furniture and fixtures	21,416	21,416
TOTAL PROPERTY AND EQUIPMENT	456,641	1,547,398
Less accumulated depreciation	(71,367)	193,177
NET PROPERTY AND EQUIPMENT	385,274	1,354,221

OTHER ASSETS
Deposits and Other Assets	-	98,094
Royalty Agreement	43,500	-
TOTAL OTHER ASSETS	43,500	98,094

TOTAL ASSETS	$ 1,454,297	$ 6,557,084

Accompanying notes are an integral part of the consolidated financial statements.

{A0035799.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$ 668,326	$ 3,997,935
Note(s) payable - related party	149,000	1,618,001
Deferred Revenue	-	5,000
Current Maturities of Long Term Debt	-	4,670,296
TOTAL CURRENT LIABILITIES	817,326	10,291,232

Long-term debt, net of Current Portion	-	584,476

TOTAL LIABILITIES	817,326	10,875,708

STOCKHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 0 and $152,889 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	-	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 75,884,564 and 78,800,875 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	758,845	788,009
Additional paid-in capital	15,650,318	14,079,129
Retained earnings (deficit)	(15,772,192)	(19,143,160)
Accumulated other comprehensive (loss)	-	(44,131)
TOTAL STOCKHOLDERS' EQUITY	636,971	(4,318,624)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,454,297	$ 6,557,084

Accompanying notes are an integral part of the consolidated financial statements.

{A0035799.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002

Revenues	$ 2,759,527	$ 9,404,338
Operating Expenses	3,922,199	9,598,242
Net Operating Income (Loss)	(1,162,672)	(193,904)

Other Income (Expense)
Interest income	8,381	-
Interest expense	(6,854)	(196,090)
Gain (loss) on disposal	5,267,902	(14,177)
Total Other Income (Expense)	5,269,429	(210,267)

Income (Loss) before income taxes	4,106,757	(404,171)
Provision for income taxes	-	-
Net Income (Loss)	$ 4,106,757	($ 404,171)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	$ 0.050	$ (0.01)
Weighted Average Common Shares Outstanding	82,322,774	76,207,473

The accompanying notes are an integral part of these financial statements.

{A0035799.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002

Revenues	$ 15,995,606	$ 23,154,147
Operating Expenses	18,371,248	23,911,409
Net Operating Income (Loss)	(2,375,642)	(757,262)

Other Income (Expense)
Interest expense	(129,415)	(396,976)
Gain (Loss) on disposal of asset	5,267,902	(14,177)
Loss on Impairment	(1,250,000)	(6,892,282)
Gain on settlement of debt	1,849,741	-
Interest Income	8,381	-
Total Other Income (Expense)	5,746,609	(7,303,435)

Income (Loss) before income taxes and cumulative effect of accounting change	3,370,967	(8,060,697)

Provision for income taxes	-	--

Net Income (Loss)	$ 3,370,967	($ 8,060,697)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	$ 0.04	$ (0.12)
Weighted Average Common Shares Outstanding	85,309,752	66,932,101

The accompanying notes are an integral part of these financial statements.

{A0035799.DOC}

 WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 3,370,967	($ 8,060,697)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change
Depreciation and amortization	147,048	200,145
Gain (Loss) on disposal of assets	(5,267,902)	14,177
Net unrealized loss on trading securities	-	920,738
Shares issued for services	3,369	-
Gain on settlement of debt	(1,849,741)	6,892,282
Loss on impairment	1,250,000	-
Common stock issued for interest	34,500	-
Shares dividend-preferred	664	-

Increase (decrease) in cash due to changes in:
Accounts receivable	3,273,639	(178,194)
Other current assets	182,553	153,628
Accounts payable and accrued expenses	(2,502,541)	282,965
Contingent liabilities	(787,937)	(95,000)
Other current liabilities	-	(32,904)
Other assets	296,351	-
Total Adjustments	(5,219,997)	8,157,837

NET CASH (USED) BY OPERATING ACTIVITIES	(1,849,030)	97,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in acquisition of subsidiary	-	(50,000)
Loan to related party, net	(963,270)	-
Proceeds from sale of assets	5,796,485	11,601
Investment in royalty	(43,500)	-
Purchase of property, plant and equipment	(8,303)	(411,150)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	4,781,412	(449,549)

Accompanying notes are an integral part of the consolidated financial statements.

{A0035799.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	1,687,948	119,350
Principle payments on long-term debt	(164,076)	-
Proceeds from (repayment of) short-term debt/line of credit	(2,354,859)	357,273
Payments of related party loans	(2,053,477)	-
Reacquisition of treasury stock	(185,985)	-

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(3,070,449)	348,970

NET INCREASE (DECREASE) IN CASH	$ (138,067)	$ (3,439)

CASH AT BEGINNING OF PERIOD	$ 156,893	$ 3,439

CASH AT END OF PERIOD	$ 18,826	$ -

SUPPLEMENTAL DISCLOSURES:

	2003	2002

Cash paid for interest	$ 105,076	$ 289,289
Non-cash Investing and Financing Activities:
Common stock issued to acquire subsidiary, net of cash received	--	$3,327,500
Common stock issued for services	3,369	--
Common stock issued in payment of interest	34,500	--

The accompanying notes are an integral part of these financial statements.

{A0035799.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

NOTE 1 - COMPANY BACKGROUND

Wastech, Inc. (the “Wastech”) was incorporated under the laws of the State of Oklahoma in March 2004 as a holding company formed from Corporate Vision, Inc., an Oklahoma corporation (“CVI”). Effective March 18, 2004, Wastech and CVI completed a holding company reorganization under which CVI merged with and into CV Merger, Inc. (“CVM”).  Prior to the merger, Wastech was a wholly-owned subsidiary of CVI, and CVM was a wholly owned subsidiary of Wastech.  Pursuant to the holding company reorganization, each share of capital stock of CVI was automatically converted into one share of capital stock of Wastech with same rights and preferences.  Prior to the holding company reorganization, CVI’s common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, and as such it was subject to the report requirements of Sections 13 and 15 of the Securities Exchange Act of 1934.  Wastech is a successor to CVI for purposes of reporting under pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934.  When used herein, the “Company” shall refer to either CVI or Wastech.

CVI was incorporated under the laws of the State of Oklahoma in November 1990.  The Company went through a variety of business ventures, mostly associated with the technology industry, from the date of inception through 1996. In 1997, the Company discontinued its primary operations and liquidated the majority of its assets.

In 1998, the Company reentered the development stage after the remaining board members reactivated the Company and changed its primary business focus to providing investment and merchant banking services to privately held companies interested in making an initial public offering.

In 2001, a new board of directors and new officers were appointed. Under the direction of the new management team, the Company acquired Southeastern Research & Recovery, Inc. (“SRR”), a waste disposal company in the business of solidifying non-hazardous liquid waste, operating in the Southeastern United States.

In March 2002, the Company acquired Stony's Trucking Company and Subsidiaries (“Stony's”). Stony's was a non-asset based common and contract carrier with operations spanning throughout the continental United States. Additionally, the Company commenced operations at a new subsidiary, CV Transportation, Inc. (“CVT”), which is set up to employ new technologies designed to provide efficiencies in backhauling freight.

In December 2002, the Company sold SRR to Gulftex Energy Corporation.  In August 2003, the Company sold substantially all of the assets of Stony’s to a third party.  In February 2004, the Company conveyed its interest in CVT to CV Logistics, LLC, a company in which it owns a non-controlling 50% ownership interest.

In April 2006, the Company purchased the rights to approximately 44,000 acres of subsurface coal, coal bed methane and all other mineral rights in various counties in West Virginia, as well as 5,898.49 acres of oil and gas reserves in Fayette County, West Virginia.

{A0035799.DOC}

In August and September 2006, the Company entered into a series of agreements to finance and acquire   695.18 acres of land in Christian County, Illinois, and related personal property, for the purpose of entering the business of developing a project to gasify tires into energy.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company and its wholly-owned subsidiaries, Stony's Trucking Company (and subsidiaries) and CV Transportation, Inc., for the three month period ended September 30, 2003.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Policies and Procedures

Revenue and Expense Recognition

Waste revenue is recognized when waste is removed from the customer’s premises.  The Company recognizes transportation revenue as earned on the date of freight delivery to consignee.  Related expenses are recognized as incurred.  Other revenues are recognized when earned.

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and exercises control over their operations (“majority controlled affiliates”).  All material inter-company

{A0035799.DOC}

transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

Cash and Cash Equivalents

Cash and cash equivalents include only highly liquid, short-term investments with a maturity of 3 months or less, when acquired by the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. The Company has not held derivatives or conducted hedging activities following the sale of

{A0035799.DOC}

Stony’s on August 11, 2003.

NOTE 3 - SHORT TERM DEBT

The Company had the following short-term loans outstanding as of September 30, 2003:

	September 30, 2003	December 31, 2002
Short-Term Debt – Non-Related Party
Key Bank Line of Credit	$ -0-	$ 4,204,600
Key Bank, note payable, payable in monthly installments of $25,000 plus interest at a variable rate equal to the lower of LIBOR plus 2.75% or the bank's prime rate plus 0.25%. The interest rate in effect at December 31, 2002 was 4.13%. Due on demand. Secured by all the assets of Stony's Trucking Company.	-0-	300,000
Key Bank, note payable, payable in monthly installments of $1,256 plus interest. The Company was in default in this note as of December 31, 2002. As a result of the default, the interest rate increased from a fixed rate of 8.25% to a fixed rate of 11.25% effective April 2002. Due on demand. Secured by all the assets of Stony's Trucking Company.	-0-	165,696
Total	-0-	4,670,296
Less principal payments due within one year	-0-	4,670,296
Long-Term Debt	$ -0-	$ -0-

Short-Term Debt – Related Party
Richard D. Tuorto, Sr.	$ -0-	$ 86,000
Citadel Investment Corporation	-0-	37,488
Intercontinental Holdings, Inc.	-0-	9,000
William L. Tuorto	49,000	46,098
Gregory J. Gibson	-0-	1,356,089
Bruce Blaser	50,000	-0-

{A0035799.DOC}

Patricia Potts	50,000	667,802
Total	$ 149,000	$ 2,202,477
Less principal payments due within one year	149,000	1,618,001
Net Long-Term Debt – Related Party	$ -0-	$ 584,476

NOTE 4 - EARNINGS PER SHARE

	Three Months Ended September 30
	2003	2002

Net income (loss) attributable to common shares	$ 4,106,757	($ 404,171)

Weighted average common shares outstanding	82,322,774	76,207,473

Basic and dilutive income (loss) per common share	$ 0.05	$ (0.01)

NOTE 5 – DISPOSITION OF ASSETS

Sale of Stony’s to Filbin and Settlement of Claims with Filbin

On August 8, 2003, Stony’s sold substantially all of its assets to Filbin International, Inc. (“Filbin”), including office equipment, software, furniture, fixtures and equipment, customers, agent relationships, and tradenames, but not any trucks or trailers used in the trucking operations.  The purchase price for the assets consisted of $250,000 cash, and contingent payment equal to two percent (2%) of revenue from the trucking operations for a two-year period from February 1, 2004 to January 31, 2006. The purchase price did not include the assumption of any liabilities of Stony’s or its subsidiaries.  However, Filbin can pay certain presale liabilities to the extent necessary to ensure smooth operations following the sale, and in that event the amount of contingent payments will be reduced by the amount of debt paid.  The Company, Stony’s and both directors of the Company indemnified Filbin against any claims or liabilities arising prior to the sale.

Pursuant to the Asset Purchase Agreement, Filbin entered into a management agreement with GJG Management, LLC to perform management services for Filbin for one year following the date of the sale.  GJG Management, LLC is owned and controlled by Gregory J. Gibson, then the Company’s chief executive officer and a director of the Company.  In addition, Filbin agreed to lease a building in Youngstown, Ohio out of which Stony’s operated from Mr. Gibson for $7,500 per month for nine months.

The Company’s decision to sell its trucking operations was necessitated by operational and financial difficulties caused by the Company’s difficulties in funding its operations under its factoring line of credit with Systran, which had resulted in a loss of business and declining revenues.

{A0035799.DOC}

Exercise of Buyback Agreement

On March 5, 2002, when the Company purchased Stony’s from Mr. Gibson, the Company and Mr. Gibson executed a Right of Rescission Agreement, under which each had the right to rescind the acquisition under certain circumstances until December 31, 2002.  In the event the acquisition was rescinded, Mr. Gibson would receive all shares of Stony’s common stock, and would be obligated to return all consideration received by him for the Stony’s shares, which included 20,000,000 shares of common stock of the Company, $50,000 cash, and all amounts received by Mr. Gibson under a Cognovit Promissory Note in the original principal amount of $150,000.

On December 31, 2002, at the scheduled expiration date of the Right of Rescission Agreement, Mr. Gibson and the Company executed a Buyback Agreement, which granted Mr. Gibson the right to repurchase Stony’s from the Company in consideration for the return of all consideration received by Mr. Gibson for Stony’s, which included 20,000,000 shares of common stock of the Company, $50,000 cash, and all amounts received by Mr. Gibson under a Cognovit Promissory Note in the original principal amount of $150,000.

On August 11, 2003, the Company and Mr. Gibson executed an agreement under which Mr. Gibson repurchased Stony’s.  The Company and Mr. Gibson agreed that Mr. Gibson would pay the buyback consideration as follows:

•

Mr. Gibson’s obligation to pay the Company $96,250 in cash would be applied against a Company subsidiary’s obligation to Mr. Gibson in the amount of $164,735, leaving a balance owing Mr. Gibson of $68,485;

•

Mr. Gibson’s obligation to return 20,000,000 shares of Company common stock to the Company would be satisfied by the return of 17,792,998 shares of common stock to the Company and the cancellation of $68,485 that was owed Mr. Gibson by a subsidiary of the Company.

In addition, Mr. Gibson and the Company agreed that Mr. Gibson’s employment agreement with the Company would be terminated immediately.  However, Mr. Gibson remained a director and chief executive officer of the Company.

Settlement of Claims Against Stony’s Trucking Co.

On August 11, 2003, the Company entered into a settlement agreement with Stony’s and an agreement with Mr. Gibson to settle the Company’s claim against Stony’s for $450,650 in advances made to Stony’s.  Under the agreements, Mr. Gibson agreed to pay the Company $250,000 from the proceeds of the liquidation of certain receivables of Stony’s that Mr. Gibson had a prior lien on to secure advances he had made to Stony’s. To satisfy the balance of the advances, Stony’s assigned the Company its interest in a royalty stream payable by Filbin from the revenues generated from the Stony’s assets sold to Filbin.  The royalty stream is valued at the actual amount received by the Company.

{A0035799.DOC}

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2002 and Item 1 of Part II of its Quarterly Report on Form 10QSB for the quarter ending June 30, 2003, are hereby incorporated by reference.

Stock Issuance

In the 1990’s, the Company issued its Series A non-cumulative convertible preferred stock.  Subsequent to the issuance of the Series A preferred stock, the Company declared three forward stock splits, but adjusted the number of shares of Series A preferred stock with respect to one of such stock splits.  The terms of the Series A preferred stock required two 20% share dividends on August 15, 2003 if certain conditions failed to occur, and the automatic conversion of each share of Series A preferred stock into ten (10) shares of common stock on September 30, 2003.  On September 30, 2003, the Company issued 2,201,679 shares of common stock in conversion of the Series A preferred stock.  If the number of shares of preferred stock were adjusted proportionately for all three stock splits, the Company would be obligated to issue an additional 6,604,805 shares of common stock to the holders of the Series A preferred stock.  The Company does not believe that the holders of preferred stock are entitled to the issuance of additional preferred stock in connection with the stock splits.

While it is not possible to predict the ultimate outcome of the matters discussed above, the Company believes that any losses associated with any such matters in excess of what has already been accrued will not have a material effect on the Company's business, financial condition or results of operation.

NOTE 7 – ISSUANCES OF COMMON STOCK

In February 24, 2003, the Company issued 300,000 shares of common stock to an unrelated party for $15,000.

On February 27, 2003, the Company issued Bruce Blaser 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Mr. Blaser on the same date.   See Note 8 – Related Party Transactions.

On March 24, 2003, the Company issued Patricia Potts 150,000 restricted shares of common stock, valued at $7,500, in satisfaction of interest accruing on a loan of $50,000 made by Ms. Potts on the same date.  See Note 8 – Related Party Transactions.

On April 30, 2003, the Company issued Bruce Blaser 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Mr. Blaser on the same date.   See Note 8 – Related Party Transactions.

On April 30, 2003, the Company issued William L. Tuorto 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $49,000 made by Mr. Tuorto on the same date.   See Note 8 – Related Party Transactions.

On May 12, 2003, the Company issued a third party 70,000 shares of common stock in payment for $3,369 of accounting services.

{A0035799.DOC}

On April 13, 2003, the Company issued Environmental Energy Services, Inc. (“EES”) 13,383,580 shares of common stock for a cash investment of $1,672,948, or $0.125 per share.   See Note 8 – Related Party Transactions.

On April 7, 2003 the Company repurchased 1,428,572 and 250,000 shares of common stock from Mr. William L. Tuorto and a third party, respectively, at a price of $.07 per share.

On August 11, 2003, the Company repurchased 17,792,998 shares of common stock from Gregory J. Gibson in consideration for Stony’s.  See Note 5 – Disposition of Assets.

Series A Preferred Stock Conversion.

As of December 31, 2002, the Company had outstanding 152,889 shares of Series A Preferred Stock. The terms of the Series A Preferred Stock are set forth in a resolution of the board of directors dated August 17, 1998.  The resolution creating the Series A Preferred Stock provided for two automatic dividends of additional shares of Series A Preferred Stock in the event certain conditions were not satisfied, as follows:

"If the Company fails to have $2,000,000 or more pre-tax earnings for the twelve months ended September 30, 2002, exclusive of extraordinary items and non recurring items, or upon the failure of the Company's Common stock Does not trade for at least $10.00 for ten days between September 30, 2002 and August 15, 2003, then the company will declare a dividend on each Series A Preferred Stock of one-fifth share of Series A preferred stock. The Company will declare a similar dividend on the Preferred Stock unless the Common Stock trades above $10.00 per share for 20 consecutive days after July 15, 2003 but before August 15, 2003, or if the Company fails to have pre-tax earnings of $2,000,000 exclusive of extraordinary and non-recurring items." (sic)

The Company's common stock never traded above $10.00 per share at any time in the periods described in the resolution, nor did the Company have pre-tax earnings of $2,000,000 or more during the years ended September 30, 2002 or 2003.  Therefore, none of the conditions under which the dividends would not be payable occurred.  Accordingly, as of August 15, 2003, the Company paid the following dividends on the Series A Preferred Stock: 1) a dividend of one-fifth (1/5th) of a share of Series A Preferred Stock on each outstanding share of Series A Preferred Stock; and 2) a dividend of one-fifth (1/5th) of a share of Series A Preferred Stock on each outstanding share of Series A Preferred Stock immediately after the dividend described in the preceding paragraph.

The record date for each dividend was as of the close of business on August 15, 2003.  Each dividend was paid only in whole or fractional shares of Series A Preferred Stock.  Based on 152,889 shares of Series A Preferred Stock outstanding prior to the payment of the dividends, there were 183,466.8 shares of Series A Preferred Stock outstanding after the first dividend, and 220,160.16 share of Series A Preferred Stock outstanding after the second dividend.

In addition, the resolution creating the Series A Preferred Stock provided that any shares of Series A Preferred Stock outstanding as of September 1, 2003 would automatically convert into 10 shares of Common Stock of the Company.   Accordingly, the Company issued ten (10) shares of Common Stock of the Company for each share of Series A Preferred Stock that was outstanding (after giving effect to the dividends described above).  After giving effect to the rounding up of fractional shares, a total of 2,201,679 shares of Common Stock were issued as a result of the conversion of the Series A Preferred Stock into Common Stock.

{A0035799.DOC}

NOTE 8 - RELATED PARTY TRANSACTIONS

On February 27, 2003, Bruce Blaser, the brother of an advisory member to the board, loaned the Company $50,000 pursuant to a promissory note bearing interest at 20% per annum that was due and payable on June 1, 2003. At the time of issuance of the loan, the Company issued Mr. Blaser 150,000 restricted shares of the Company's common stock, valued at $9,000, in satisfaction of interest accruing under the note through its maturity date. The Company repaid this note in full on April 23, 2003.

On March 24, 2003, Ms. Potts loaned the Company $50,000 pursuant to a promissory note bearing interest at 20% per annum that was due and payable on June 1, 2003. At the time of issuance of the loan, the Company issued Ms. Potts 150,000 restricted shares of the Company's common stock, valued at $7,500, in satisfaction of interest accruing under the note through its maturity date. The Company did not pay the note on its maturity date, and it is still outstanding.

On April 30, 2003, Bruce Blaser, the brother of an advisory member to the board, loaned the Company $50,000 pursuant to a promissory note bearing interest at 20% per annum that was due and payable on August 15, 2003. At the time of issuance of the loan, the Company issued Mr. Blaser 150,000 restricted shares of the Company's common stock, valued at $9,000, in satisfaction of interest accruing under the note through its maturity date. The Company has not paid this note.

On April 30, 2003, William L. Tuorto, the son of the Company’s chairman and chief executive officer, loaned the Company $49,000 pursuant to a promissory note bearing interest at 20% per annum that was due and payable on August 15, 2003. At the time of issuance of the loan, the Company issued Mr. Tuorto 150,000 restricted shares of the Company's common stock, valued at $9,000, in satisfaction of interest accruing under the note through its maturity date.  The Company paid this Note in full on March 2, 2004.

On April 7, 2003 the Company repurchased 1,428,572 shares of common stock from Mr. William L. Tuorto at a price of $0.07 per share.  The Company repurchased 250,000 shares of common stock from an unrelated party at the same price on the same date.

As a part of the sale of Stony’s to Mr. Gibson, certain debts due Mr. Gibson and Patricia Potts, Mr. Gibson’s mother, were assumed by Mr. Gibson.

During the quarter ended September 30, 2003, the Company issued 13,383,580 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $1,672,948, or $0.125 per share.  The Company simultaneously loaned EES $844,483 pursuant to a promissory note dated April 7, 2003 which bears interest at five percent (5%) per annum, and is secured by a lien on EES's interest in the royalty agreement.

During the quarter ended September 30, 2003, the Company paid $21,250 of audit costs for the Company’s 2002 audit that are the responsibility of Mr. Gibson under the agreement under which the Company acquired Stony’s on March 5, 2002.

On August 11, 2003, the Company repurchased 17,792,998 shares of common stock from Gregory J. Gibson in consideration for repayment of $68,485.  Simultaneously, the Company agreed to settle an intercompany claim against Stony’s in the amount of $450,650 by Stony’s promise to pay the Company $250,000 and the assignment by Stony’s of its interest in a royalty from Filbin.  The Company wrote off $91,538 of the $250,000 promise to pay.

During the quarter ended September 30, 2003, EES exercised its right to terminate its obligation to

{A0035799.DOC}

purchase shares of common stock from the Company under a Stock Purchase Agreement dated September 17, 2002, as amended, and its obligation to purchase shares of common stock in Gulftex Energy Corporation owned by the Company.

On June 21, 2003, the Company entered into an agreement with William L. Tuorto, the son of Richard D. Tuorto, Sr., to perform up to 144 hours of legal services per month for $12,240 per month.  The agreement originally had a term of three years.  On April 1, 2004, following the Company’s holding company restructuring, the Company executed a new agreement containing the same terms, except it expires on March 31, 2008.

On February 1, 2003, the Company entered into a two-year term sublease agreement with Intercontinental Holdings, Inc. for office space in Charleston, South Carolina, Richard D. Tuorto, Sr. and Gary Mays, the Company’s former Director and Chief Executive Officer, are both officers and directors of Intercontinental Holdings, Inc.  In April 1, 2004, the Company entered into a nine-month sublease of the same space from Intercontinental Holdings, Inc. at a slightly higher rent.  On May 1, 2005, the Company entered into a lease of the same space directly with the owner of the building, who is not a related party to the Company.

NOTE 9 - SUBSEQUENT EVENTS

Issuances and Cancellations of Common Stock - Miscellaneous

On September 14, 2004, the Company issued William L. Tuorto 3,489,358 shares of common stock in satisfaction of $226,808.30 in compensation due Mr. Tuorto.

On August 12, 2005, the Company cancelled 3,950,702 shares of common stock to four employees/independent contractors in conjunction with the mutual rescission of their services agreements with the Company.

On June 13, 2006, the Company issued CLX & Associates, Inc. 5,000,000 shares of common stock in consideration for public relations services.

Environmental Energy Services, Inc. 2002 Stock Purchase Agreement and Amendments

In September 2002, the Company entered into a stock purchase agreement (the “EES Agreement”) to sell up to 20,000,000 shares of its common stock to EES for $0.125 per share, for a total purchase price of $2,500,000.  Under the EES Agreement, EES was obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000.  In April 2003, the Company and EES amended the agreement to provide that all royalty payments not used to satisfy prior liens would be used to purchase shares of the Company's common stock under the Agreement.  EES granted the Company a security interest in EES's interest in the royalty agreement to secure its obligation to purchase the shares.  An advisory board member of the Company is the chairman and chief executive officer of EES, and owns shares of common stock in the Company.

In April 2003, EES received its first distribution under the royalty agreement.   After satisfying prior liens on the royalty distribution, EES paid the Company $1,672,948 to purchase 13,383,580 shares of common stock of the Company.   The Company simultaneously loaned EES $844,483 pursuant to a promissory note dated April 7, 2003 which bore interest at five percent (5%) per annum, and was secured by a lien on

{A0035799.DOC}

EES's interest in the royalty agreement. The Company and EES agreed that all distributions on the royalty agreement to which the Company was entitled would be applied in the following manner:  first to the payment of costs, interest and principal due under the April 7, 2003 Note, second to the purchase of additional shares of Company common stock under the September 2002 Agreement, and third to the purchase of shares of Gulftex common stock from the Company.

EES had the right to terminate its obligation to purchase shares under the EES Agreement in the event there was a materially adverse change in the business or financial condition of the Company.  On August 13, 2003, following the sale of the Company’s trucking operations, EES sent the Company a letter notifying the Company of its decision to terminate its obligation to purchase shares of the Company’s common stock under the EES Agreement on the grounds that a material adverse change had occurred in the Company’s financial condition.  Following the receipt of the letter from EES, the Company and EES renegotiated the EES Agreement, the material terms of which are as follows:

•

The Company cancelled the April 7, 2003 note from EES in the original principal amount of $844,483.  As a result, EES was deemed to have purchased all shares of common stock purchased to date (13,383,580 shares) for all payments made to the Company to date, net of amounts loaned back to the Company by EES.  That resulted in a total purchase price for the shares already purchased of $905,535, or $0.0676601 per share, instead of $0.125 per share as specified in the original EES Agreement.

•

EES agreed to use $1,100,000 of payments from the technology royalty to purchase additional shares of common stock from the Company on the following schedule:  $20,000 from the royalty payment due for the quarter ended September 30, 2003, and $60,000 from the royalty payment due for all succeeding quarters.  The purchase price of each share purchase will be the greater of $0.09 per share or the average market price of the Company’s common stock for the five days preceding the receipt of each royalty payment.

•

EES no longer has the right to terminate its purchase commitment based on an existing or future material adverse change in the Company’s business or financial condition.  Instead, EES only has the right to terminate its purchase commitment in the event the Company fails to deliver certificates for any installment purchase to EES prior to the due date of the next installment, or if the Company has a custodian, receiver or trustee appointed for it or a substantial part of its assets, or if the Company voluntarily commences any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, or an involuntary proceeding is commencement and not dismissed within ninety (90) days.

In May 2006, the Company did not receive its quarterly payment under the EES Agreement from the technology royalty because the amount of the payment was insufficient to satisfy senior liens against the payment.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May and August 2006, EES's share of the technology royalty was $33,597 and $59,632, respectively, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  As a result, the Company may not receive any further payments under the EES Agreement.  However, EES has agreed to make the quarterly payment that was payable in

{A0035799.DOC}

May 2006, notwithstanding the shortfall in the royalty payment received in that quarter.  In addition, the Company believes EES will make additional payments under the EES Agreement, notwithstanding the fact that it may not receive sufficient royalty proceeds, although at this time the Company has no legally binding agreement from EES to make those payments if the royalty payments are not actually received.

Under a separate Stock Purchase Agreement between EES and the Company dated April 12, 2006, EES agreed to increase the amount purchasable under the EES Agreement by $15,000 per quarter, to $75,000 per quarter.

Gulftex Energy Corporation Stock Purchase Agreement and Amendments

In December 2002, the Company entered into another stock purchase agreement (the “Gulftex Agreement”) with EES, under which EES agreed to utilize amounts it receives under the above-described technology royalty to acquire certain shares of common stock in Gulftex Energy Corporation (“Gulftex”) that the Company received from the sale of a subsidiary to Gulftex.  EES granted the Company a security interest in EES's interest in the royalty agreement to secure its obligation to purchase the shares.  EES had the right to terminate its obligation to purchase the Gulftex shares in the event there was a materially adverse change in the business or financial condition of Gulftex.

In August 2003, EES also purported to terminate its obligation to purchase shares of Gulftex stock under the Gulftex Agreement due to a material adverse change in the condition of Gulftex.  The Company and EES then renegotiated the Gulftex Agreement to defer the first purchase of Gulftex stock thereunder until the royalty payment for the quarter ended December 2005.  Thereafter, Gulftex went out of business, and its common stock is believed to be worthless.  As a result, in May 2005, EES terminated its obligation to purchase Gulftex shares under the Gulftex Agreement.  The Company has chosen not to contest the decision.

Settlement of Claims Against Filbin

Due to non-payment by Filbin of the royalty, and disputes among the parties, on June 14, 2004, Filbin instituted a legal action against Stony’s in Macomb County Circuit Court, for the State of Michigan, Case No. 04-2473-CZ.  Stony’s removed the litigation to the U.S. District Court, Eastern District, Case No. 04-73034.  Thereafter, the parties entered a Mutual Release and Settlement Agreement, under which the parties agreed to settle all claims by and between the parties, including the Company’s right to future royalties due by Filbin, for the payment by Filbin of $95,000, of which the Company received a net amount of $43,500.

Transactions with McRal Co.

In November 2002, the Company licensed the rights to a series of patents to an alternative system for transporting waste by means of specialized containers (hereinafter, the "Jezco Patents"). The Jezco Patents concern an innovative means of containerizing waste materials for transportation via traditional flatbed and box-van trailers commonly used in the transportation of goods and commodities. The system allows otherwise undesirable materials to be transported through means previously unavailable. By providing additional transportation options, the Jezco Patents facilitate the disposal of waste generated in areas with high disposal costs, such as the Northeast, to areas with low disposal costs, such as the Mid-Atlantic States. Since licensing the Jezco Patents, the Company, through its subsidiary CV Transportation, Inc. ("CVT"), has been testing the concept at various disposal sites in the Northeast.  The Jezco Patents are identified by the United States Patent and Trademark Office (USPTO) as numbers

{A0035799.DOC}

5,281,073, "apparatus for the transport and management of liquid bearing waste;" 5,873,593, "piggyback truck transport system;" 6,019,565, "container lifting and transport apparatus;" and 6,149,373, "rim engaging container manipulation apparatus."

In February 2004, the Company entered into an agreement with McRal Co. ("McRal") to provide managerial expertise and financial support for its alternative waste transportation and disposal operations.  Under the Agreement with McRal:

Formation of CV Logistics, LLC:  The Company contributed its interest in CVT to CV Logistics, LLC (“CVL”), a newly-formed, Ohio limited liability company, for a 50% interest therein. Simultaneously, CVL issued a 50% equity interest to NewWaste, Inc., a Delaware corporation that was a wholly-owned subsidiary of McRal. Subsequent to closing, CVL acquired approximately $400,000 in transportation assets from Stony’s and Mr. Gibson. The board of managers of CVL is composed to two designees of McRal and one designee of the Company.

Conveyance of Jezco Patents to NewWaste:  NewWaste issued 24 shares of common stock to McRal in consideration of a capital contribution of $500,000. NewWaste also issued 24 shares of common stock to the Company and paid the Company $250,000 cash in consideration for an assignment of the license to use the Jezco Patents. The board of directors of NewWaste is composed of two designees of McRal and one designee of the Company.

Additional Agreements:  The agreement further provided that certain additional transactions would take place within forty-five days after the date of the agreement:

•

McRal agreed to (a) invest an additional $750,000 into NewWaste, and (b) cause an individual experienced in the waste management industry to sign an exclusive services contract with NewWaste. In the event McRal invested an additional $750,000 in capital in NewWaste, McRal would be entitled to receive an additional 36 shares of NewWaste common stock. In the event McRal completed both items, McRal would further be entitled to receive shares of common stock of the Company representing 9% of its common stock on a fully-diluted basis.  Neither of the conditions were satisfied, and therefore McRal is not entitled to an additional 36 shares of common stock in NewWaste and the Company is not obligated to issue McRal any shares of the Company’s common stock.

•

NewWaste and Richard D. Tuorto, Sr., the Company's chairman, entered into a nonexclusive, one year services agreement under which Mr. Tuorto provided managerial services to NewWaste.

•

The Company and Mr. Tuorto agreed to negotiate an agreement under which NewWaste would acquire the Jezco Patents from the owner and inventor. In connection with the undertaking, the Company agreed to issue 2,000,000 shares of its common stock to acquire the Jezco Patents. In the event the shares of common stock are not utilized to acquire the Jezco Patents, the shares of common stock are to be issued to NewWaste. The Company and Mr. Tuorto were not able to procure an agreement for NewWaste to acquire the Jezco Patents, and therefore the Company issued 2,000,000 shares of its common stock to NewWaste.

•

The Company agreed to use its best efforts to acquire at least 60% of the issued and outstanding common stock (the "ABS Stock") of Absolute Waste Services, Inc. ("ABS"), which is a waste transportation and disposal firm based in Texas. If the Company was unable to acquire the ABS Stock, the Company was entitled to propose to McRal that a controlling interest be obtained in a

{A0035799.DOC}

similar waste operation, with appropriate adjustments to the rights and liabilities of the parties.

•

In the event the Company acquired the ABS Stock, the Company was obligated to convey to NewWaste shares of ABS Stock representing ownership of 9% of the common stock of ABS on a fully-diluted basis. In addition, the Company would have been obligated to convey to NewWaste additional shares of ABS Stock to the extent necessary to maintain NewWaste's ownership of ABS at 9% of the outstanding shares on a fully-diluted basis. NewWaste would have the option to acquire the ABS Stock owned by the Company for a price per share equal to the greater of a) two (2) times earnings before interest, taxes, depreciation and amortization, divided by the total number of shares of ABS Stock outstanding on a fully-diluted basis, and b) $0.50 per share. The option could only be exercised between the first (1st) and fifth (5th) anniversary of the acquisition of the ABS Stock.  The Company was not able to complete the acquisition of ABS or any alternative entity.

•

In the event NewWaste acquired the Jezco Patents, entered into a services agreement with Mr. Tuorto, and acquired the ABS Stock, the Company was entitled to receive an additional 24 shares of NewWaste common stock.  All of the conditions to the issuance of the shares were not satisfied, and therefore the Company is not entitled to the issuance of an additional 24 shares of common stock in NewWaste.

•

At time of execution of the agreement, McRal executed a conditional assignment, under which it agreed to assign its interest in any common stock of NewWaste, and any rights under the agreement, to TTI Technologies, Inc. in the event McRal failed to both make an additional $750,000 investment in NewWaste and procure an exclusive services agreement with that certain individual experienced in the waste management industry.  McRal failed to satisfy either condition, and as a result TTI Technologies, Inc. exercised its rights under the conditional assignment.

On October 1, 2004, the Company received a $200,000 loan from NewWaste.  The loan is a non-interest-bearing, unsecured loan that matured on October 1, 2006.

Wastech, Inc. Reorganization.

On March 18, 2004, the Company completed a holding company reorganization, under which CVI merged with and into CVM.  Prior to the merger, Wastech was a wholly-owned subsidiary of CVI, and CVM was a wholly owned subsidiary of Wastech.  Pursuant to the holding company reorganization, each share of capital stock of CVI was automatically converted into one share of capital stock of Wastech with same rights and preferences.  Prior to the holding company reorganization, CVI’s common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, and as such it was subject to the report requirements of Sections 13 and 15 of the Securities Exchange Act of 1934.  Wastech is a successor to CVI for purposes of reporting under pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934.  Upon completion of the holding company reorganization, all of the former assets, liabilities and operations of CVI were held by CVM by virtue of its position as the successor in interest to CVI in the reorganization. The merger was effected without shareholder approval of Wastech, CVM or CVI pursuant to Section 1081(G) of the Oklahoma General Corporation Law. The common stock of the Wastech has identical rights, terms and privileges as the common stock of CVI.

Pursuant to the reorganization, each share of common stock of CVI became entitled to receive one share of common stock of Wastech and each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of CVI automatically became convertible into an

{A0035799.DOC}

equivalent number shares of common stock or preferred stock of Wastech.  Prior to the reorganization, the Company’s common stock was traded on the Pink Sheets under the symbol "CVIA."   Following the reorganization, the Company received a new cusip number for its common stock, and a new trading symbol, "WTCH".

Immediately following the reorganization, Wastech purchased certain assets from CVM for the assumption of certain indebtedness of CVM. Among the assets transferred were 5,250,000 shares of common stock of Gulftex, CVM's 50% interests in CVL and NewWaste, a royalty payable by Filbin International, Inc., the notes receivable from Stony's in the amount of $292,188.34, and miscellaneous office equipment. The liabilities assumed included notes payable in the original principle amounts of $100,000, plus accrued interest, and accrued consulting and employment expenses and taxes payable in the aggregate amount of $343,765.35.  The Company believes that the purchase price for the assets equaled their fair value based upon the historical cost for the asset, the value placed on the asset by the companies' independent public auditors in their recently completed audit, legal circumstances and disputes concerning certain assets, and the nature of any market for the assets.

On March 18, 2004, the Company sold CV Merger, Inc. ("CVM"), a wholly-owned subsidiary, to an unrelated third party for $10. At the time of the sale, CVM had minimal assets, substantial accounts payable and contingent lawsuits against it.

Resignation of Gregory Gibson.

Effective May 18, 2004, the Company accepted the resignation of Mr. Gibson as an officer and director. The Company's Chairman, Richard D. Tuorto, Sr., succeeded to the respective officer positions.

Changes in Registrant's Certifying Accountant.

On May 27, 2005, the Company was notified by Packer Thomas, PC ("Packer Thomas") that it had resigned as independent accountants.  Packer Thomas' report for the year ended December 31, 2002 does not contain an adverse opinion or disclaimer of opinion, and was not modified as to audit scope, or accounting principles. However Packer Thomas' report was modified because of the substantial doubt about the Company’s ability to continue as a going concern. During the periods from March 5, 2002 through May 27, 2005, there were no disagreements with Packer Thomas and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Packer Thomas did not advise the Company of any of the matters described in Item 304(a)(1)(iv)(B), except that in connection with its report for the year ended December 31, 2002, Packer Thomas advised the Company that it lacked adequate internal controls at its Stony's Trucking Co. operations, which matter was disclosed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.  The Company has authorized Packer Thomas to respond fully to the inquiries of the successor accountant concerning its resignation.

On July 14, 2005, the Company retained Turner, Jones & Associates, pllc as its principal accountant to audit the Company’s financial statements. The Company, during the two most recent fiscal years and the subsequent interim periods prior to the engagement of the new accounting firm, did not consult with the new accounting firm with regard to any of the matters listed in Regulation S-B, Items 304(a)(2)(i) or (ii).

Purchase of West Virginia Mineral Rights.

{A0035799.DOC}

On March 26, 2006, the Company, through a wholly-owned subsidiary, Wastech of West Virginia, Inc., a West Virginia corporation (“Wastech WV”), entered into an “Assignment Agreement” with H.M. Flood Business Trust Ltd (the "Flood Trust"), under which Wastech WV agreed to purchase the rights of the Flood Trust to acquire approximately 44,000 acres of subsurface coal, coal bed methane and all other mineral rights in various counties in West Virginia, as well as 5,898.49 acres of oil and gas reserves in Fayette County, West Virginia (the “Mineral Rights”).  The Flood Trust held the right to acquire the Mineral Rights under contracts with H3, LLC ("H3") dated February 26, 2006. On April 13, 2006, Wastech WV and the Flood Trust amended the Assignment Agreement.  On April 14, 2006, a simultaneous closing was held under the contracts between H3 and the Flood Trust, and the Assignment Agreement between the Flood Trust and Wastech WV.  Under the contracts between H3 and the Flood Trust, the Flood Trust agreed to pay a total of $520,000 for the Mineral Rights.  Under the Assignment Agreement, as amended, Wastech WV agreed to pay the following amounts for the Mineral Rights:

•

$525,000 paid on April 14, 2006 to H3, consisting of the Flood Trust's purchase price for the Mineral Rights, plus an additional $5,000 for attorney's fees for H3's attorney's fees;

•

$181,500 paid on April 14, 2006 to the Flood Trust;

•

$980,000 cash payable to the Flood Trust on August 25, 2006;

•

11,750,000 shares of common stock of the Company issuable to the Flood Trust; and

•

A promissory note in the amount of $4,000,000 due and payable in full on April 13, 2009 without interest, provided that, in consideration for the payment of $175,000 by the Company to the Flood Trust by August 25, 2006, Wastech WV has the right to convert $2,000,000 of the note into common stock of the Company at any time prior to the maturity of the note at the average ask price of the Company’s common stock for seven (7) days prior to the date the Company exercise the option.

•

In addition, Wastech WV agreed to execute an employment agreement with John F. Hale, Jr. on such terms that the parties mutually agree.

Wastech WV was not able to make the payment of $980,000 that was due to the Flood Trust on August 25, 2006 because of the failure of EES to purchase an installment of common stock in the Company due on that same date.  As a result, Wastech WV negotiated an extension of the date of this payment to October 7, 2006.  Wastech WV did not make the payment on October 7, 2006, and it remains in default under the Assignment Agreement.  On October 10, 2006, the Flood Trust filed a lawsuit against Wastech WV in Kanawha County, West Virginia, to recover the payment of $980,000 due on October 7, 2006, as well as the amount due on the $4,000,000 note due on April 13, 2009.

2006 EES Stock Purchase Agreement.

The Company funded its initial purchase obligations under the Assignment Agreement with the Flood Trust by entering into an additional Stock Purchase Agreement with EES dated April 12, 2006 (the “2006 EES Agreement”).  Under the 2006 EES Agreement, EES agreed to purchase 37,430,000 shares of the Company’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 is due and payable on August 25, 2006.  EES and the Company also agreed to amend the EES Agreement to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.  The Company agreed that EES would have the

{A0035799.DOC}

right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the 2006 EES Agreement.  EES already had the right to appoint a member of the board of directors under the EES Agreement.  In addition, the Company agreed to enter into a consulting agreement with Richard D. Tuorto, Sr., the Company's current chairman and chief executive officer, under which Mr. Tuorto would be entitled to compensation of $150,000 per year for five years, provided that Mr. Tuorto shall be entitled to compensation of $250,000 per year for five years if for any reason he does not receive the compensation of $150,000 per year or does not remain on the board of directors.  To date, the consulting agreement with Mr. Tuorto has not been executed.

To date, EES has purchased 14,830,000 shares of common stock under the 2006 EES Agreement pursuant to the closing of the purchase of the Mineral Rights from the Flood Trust. Prior to its entry into the 2006 EES Agreement, EES held 17,620,469 shares.  Based on the number of shares that EES has already purchased under the 2006 EES Agreement, EES owns 28.8% of the Company’s outstanding common stock.  If EES completes its purchase obligations under the EES Agreement and the 2006 EES Agreement, it will own 44.4% of the Company’s common stock, and will have the right to appoint 2 out of 3 directors on the board of directors.

On June 26, 2006, the Company and EES amended the 2006 EES Agreement to increase the amount of common stock to be sold to EES thereunder by 5,000,000 shares, which will result in additional proceeds to the Company of $250,000.  The Company simultaneously announced that it would use the proceeds to repurchase shares of its common stock on the open market.

EES Appointment to Board.

On April 12, 2006, EES exercised its right to appoint a nominee to the board of directors under the EES Agreement by appointing Douglas C. Holsted to the board.  Mr. Holsted will serve as a director of the Company until its next annual meeting of shareholders.  The Company does not have any board committees, and therefore it is not anticipated that Mr. Holsted will be appointed to any board committees.

From 1999 to 2005, Mr. Holsted operated a private accounting and tax practice in Oklahoma.  In 2005, he joined EES full-time, where he is a director.  From January 1996 to May 26, 1999, Mr. Holsted was the Chief Executive Officer of Sales Equipment Company in Oklahoma City, Oklahoma, which was in the business of distributing equipment in the pressurized gas industry. From 1991 through 1995, he was the Chief Financial Officer of The Dwyer Group, Inc. of Waco, Texas, a publicly owned company in the franchise industry. Mr. Holsted is a certified public accountant licensed in the State of Oklahoma.  Mr. Holsted currently serves as an officer and director of EES (Pink Sheets: EESV).

Internal Hydro International Agreements

On August 31, 2006, the Company entered into a Commercial Purchase Agreement and Deposit Receipt (the “CoalGas Agreement”) with USA CoalGas, L.P. (“CoalGas”), an Illinois limited partnership, under which the Company agreed to purchase 695.18 acres of land in Christian County, Illinois (the “Land”), and certain personal property located on the Land, for $1,200,000.  In addition, the Company agreed to assume, and purchase the Land and personal property subject to, a Lease and Easement Agreements between CoalGas and Libra National Resources, pls, and a Coal Fines Supply Agreement between CoalGas and LNR Kincaid, LLC (collectively, the “CoalGas Assets”).  Of the purchase price, $600,000 is

{A0035799.DOC}

payable at closing and the remaining $600,000 is payable twelve months after closing with interest at 6% per annum.  Closing is conditioned upon the Company completing the transfer to it of a permit from the Illinois Department of Natural Resources (Permit No. IL0026913), which requires environmental surety bonding in the amount of $4,379,608, among other conditions.  The CoalGas Agreement provides that closing will occur 120 days after the date of the Agreement, but that the deadline for closing may be extended for 30 days.

On September 25, 2006, the Company entered into an Agreement (the “IHI Agreement”) with Internal Hydro International, Inc. (“IHI”), under which the Company assigned all of its right, title and interest in the CoalGas Agreement to Springfield Energy Project, LLC (“SEP”), a Florida limited liability company.  SEP is a newly created limited liability company that was created to be the assignee of the CoalGas Agreement, and to acquire and own the CoalGas Assets.  The Company owns 49% of SEP by virtue of owning 4,900 Class A Units, and IHI owns 47% of SEP by virtue of owning 4,700 Class A Units.  The remaining 4% of SEP is owned by Private Capital Group, Inc. by virtue of owning 400 Class C Units.  A principle purpose of IHI and the Company in purchasing the CoalGas Assets is to use the land for renewable energy operating involving coal reclamation, fly ash disposal and proprietary tire gasification (the “Gasification Project”).  The IHI Agreement provides that IHI is to obtain initial financing for SEP in the amount of $4,000,000 (the “Initial Financing”), and an additional $4,000,000 of financing no later than approval of the Gasification Projection by the State of Illinois (the “Additional Financing”).  The IHI Agreement provides that if IHI does not procure either the Initial Financing or the Additional Financing, that IHI and Private Capital Group, Inc. are required to tender all of the ownership interests in SEP to the Company.  The IHI Agreement provides that if IHI procures the Initial Financing but not the Additional Financing, then IHI is required to tender one-half of its ownership interests in SEP to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three and nine months ended September 30, 2003 were $2,759,527 and $15,995,606, respectively, as compared to revenues of $9,404,338 and $23,154,147 in the three and nine months ended September 30, 2002, respectively. The substantial decrease in revenues in 2003 as compared to 2002 was attributable to the Company's loss of contracts in its trucking operations due to liquidity problems which prevented the Company from handling as much business as in the prior year.  The company had two

{A0035799.DOC}

operating subsidiaries -- Stony's and CV Transportation, Inc. Stony's trucking operations are seasonal, with the first quarter historically experiencing lower revenues than other quarters due to its concentration in hauling open, flat-bed trailers.

Costs and Expenses

Operating expenses were $3,922,199 and $18,371,248 in the three and nine months ended September 30, 2003, respectively, as compared $9,598,242 and $23,911,409 in the three and nine months ended September 30, 2002. The substantial decrease in operating expenses was the result of decreased levels of business resulting from the Company's loss of contracts since the acquisition of Stony's in March 2002.

Operating Loss

The Company generated net operating losses of ($1,162,672) and ($2,375,642) in the three and nine months ended September 30, 2003, respectively, as compared to operating losses of ($193,904) and ($757,262) in the three and nine months ended September 30, 2002, respectively.  The Company's operating income decreased in 2003 as compared to 2002 due to liquidity problems and operating losses at its Stony’s trucking operations.

Other Income (Expense)

The Company incurred net interest expense of ($6,854) and ($129,415) in the three and nine months ended September 30, 2003, respectively, as compared to ($196,090) and ($396,976) in the three and nine months ended September 30, 2002. The decrease in net interest expense was the result of a significant reduction in the level of interest bearing debt due to the settlement of the Company's line of credit with Key Bank at a substantial discount, the net reduction in borrowings under the Company’s line of credit with Systran, and sale of the subsidiaries that were obligated on most of the Company’s debt on August 11, 2003.  During the quarter ended March 31, 2003, the Company recorded a gain of $1,849,741 resulting from the satisfaction of the line of credit with Key Bank at a substantial discount to the amount owed.  During the quarter ended June 30, 2003, the Company recorded a loss of ($1,250,000) resulting from the write-off of the Company’s investment in shares of common stock of Gulftex Energy Corporation, which the Company acquired in December 2002 as proceeds from the sale of its former subsidiary, Southeastern Research & Recovery, Inc.  During the quarter ended September 30, 2003, the Company recorded a gain of $5,267,902 from the sale of assets.

Net Income

The Company generated a net profit of $4,106,757 and $3,370,967 in the three and nine months ended September 30, 2003, respectively, as compared to a net loss of ($404,171) and ($8,060,697 ) in the three and nine months ended September 30, 2002, respectively.  In the nine months ended September 30, 2002, the Company recorded a net loss from two accounting changes in the amount of ($7,165,558), which was attributable to a one-time non-cash charge of approximately $7.6 million resulting from the reduction in the carrying value of goodwill recorded in the acquisition of Stony’s, offset by an unusual gain of $450,000 resulting from an income tax refund claimed by the Company.

The Company believes that its results from operations in the three and nine months ended September 30, 2003 are not indicative of the Company's results of operations in future periods.  Stony's business was severely hampered by liquidity problems associated with the availability of credit under its factoring line with Systran.  As a result, the Company was forced to reduce its level of operations to what could be financed through its available credit lines.  During the quarter ended June 30, 2003, the Company began

{A0035799.DOC}

discussions with potential buyers regarding a sale of Stony’s, and completed a sale in August 2003.  The Company’s remaining operations consist of CVT, which is the startup phase.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash and cash equivalents of $18,826, and a working capital surplus of $208,197.

In the quarter ended September 30, 2003, the Company received an initial payment of $1,687,948 under a Stock Purchase Agreement with Environmental Energy Services, Inc. ("EES"), and expects to receive additional payments under the Stock Purchase Agreement on a quarterly basis through February 2008.  In addition, the Company completed the sale of Stony’s in August 2003. However, despite the receipt of payments under the Stock Purchase Agreement, the Company determined that it lacked sufficient capital to operate Stony’s profitably, and accordingly commenced discussions with potential buyers of Stony’s in the quarter ended June 30, 2003.  The Company completed a sale of Stony’s in August 2003.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a loss from operations of ($2,375,642) in the nine months ended September 30, 2003, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

As of September 30, 2003, the Company lacked sufficient internal controls and procedures with respect to its trucking operations (Stony's).  The Company's trucking operations used computer software for accounting that was custom-developed for it a number of years ago, and had weaknesses in manual internal controls.  Among the defects in the software were a lack of access control to the general ledger, difficulties in reconciling accounts, difficulties in tracking receivables, and the ability to issue checks out of sequence.  In addition, the Company had not instituted internal procedures to create checks and balances within its accounting department.  The Company investigated the cost and features of other accounting software packages, and brought in additional skilled personnel to provide assistance in generating financial reports.  However, the Company did not have sufficient cash flow or capital to pay the costs associated with transitioning to a new accounting system or increasing the size of its accounting staff on a permanent basis.  The issues relating to the lack of internal controls and procedures at Stony’s became moot with the sale of Stony’s in August 2003.  Following the disposal of Stony’s in August 2003, the Company’s remaining operations consisted of CVT, which is in the startup phase.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings.  The Company's disclosure of

{A0035799.DOC}

pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2002, and Item 1 of Part II of its Form 10-QSB for quarter ended June 30, 2003, is hereby incorporated by reference.

Item 2. Changes in Securities.

On August 15, 2003, the Company became obligated to declare and pay a 20% stock dividend on its Series A Preferred Stock in the event certain financial conditions were not satisfied.  The conditions were not satisfied, and as a result the Company issued 30,577.80 shares of Series A Preferred Stock on that date as a 20% dividend on the outstanding shares of Series A Preferred Stock.

On August 15, 2003, the Company became obligated to declare and pay another 20% stock dividend on its Series A Preferred Stock in the event certain financial conditions were not satisfied.  The conditions were not satisfied, and as a result the Company issued 36,693.38 shares of Series A Preferred Stock on that date as a 20% dividend on the outstanding shares of Series A Preferred Stock.

On September 1, 2003, the Company became obligated to automatically convert each outstanding share of Series A Preferred Stock into ten (10) shares of common stock of the Company.  After giving effect to the rounding up of fractional shares, a total of 2,201,679 shares of Common Stock were issued as a result of the conversion of the Series A Preferred Stock into common stock.

The securities were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

The Company is obligated to Patricia Potts in the amount of $50,000 pursuant to promissory note that was due and payable on June 1, 2003.  The Company has not paid the note, and the note remains in default.

The Company is obligated to Bruce Blaser in the amount of $50,000 pursuant to a promissory note that was due and payable on August 15, 2003.  The Company has not paid the note, and the note remains in default.

Subsequent to September 30, 2003, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to September 30, 2003, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

{A0035799.DOC}

(a) Exhibits.

Exhibit Number	Description and Incorporation by Reference
24	Power of Attorney
31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTECH, INC.
Date: November 27, 2006	/s/ Douglas Holsted*
By: Douglas Holsted, Chief Financial Officer

*By Robert J. Mottern pursuant to Power of Attorney dated November 28, 2006.

{A0035799.DOC}