Form 10QSB
period 2005-03-31
WASTECH, INC.
filed 2006-11-29
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

{A0035795.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035795.DOC}

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

ASSETS	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$ 83,970	$ 50,049
Rent receivable – related party	3,000	-
Total Current Assets	86,970	159,216

Property and Equipment:
Office Equipment	1,350	1,350
Total Property and Equipment	1,350	1,350

Less accumulated depreciation	(257)	(193)
Net Property and Equipment	1,093	1,157

Other Assets:
Royalty agreement	-	43,500
Investment in private companies, at cost	230,000	-
Investment in limited liability company, at cost	71,172	71,172
Total Other Assets	301,172	114,672
Total Assets	$ 389,235	$ 275,045

Accompanying notes are an integral part of the consolidated financial statements.

{A0035795.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$ 114,407	$ 61,509
Note payable	50,000	50,000
Note payable - related party	50,000	50,000
Total Current Liabilities	214,407	161,509

Long-term debt – related party	200,000	200,000

Total Liabilities	414,407	361,509

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 85,596,146 and 84,262,812 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	855,962	842,628
Additional paid-in capital	16,260,010	16,153,344
Retained earnings (deficit)	(17,141,144)	(17,021,603)
Total Stockholders’ Equity	(25,172)	(25,631)
Total Liabilities and Stockholders’ Equity	$ 389,235	$ 395,878

Accompanying notes are an integral part of the consolidated financial statements.

{A0035795.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004

Revenues	$ -	$ -
Operating Expenses	117,541	133,584
Net Operating Income (Loss)	(117,541)	(133,584)

Other Income (Expense)
Interest expense	(5,000)	(5,000)
Rent	3,000	-
Gain on sale of patent rights		250,000
Total Other Income (Expense)	(2,000)	245,000

Income (Loss) before income taxes	(119,541)	111,416

Provision for income taxes	-	-
Net Income (Loss)	($ 119,541)	$ 111,416

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.001)	$0.001
Weighted Average Common Shares Outstanding	82,929,479	76,773,453

The accompanying notes are an integral part of these financial statements.

{A0035795.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (119,541)	$ 111,416
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	64	-
Gain on sale of patent rights	-	(250,000)
Increase (decrease) in cash due to changes in:
Accounts receivable	-	43,893
Other current assets	-	1,729
Related party receivables	(3,000)	43,000
Accounts payable and accrued expenses	(7,102)	(240,138)
Total Adjustments	(10,038)	(401,516)

NET CASH (USED) BY OPERATING ACTIVITIES	(129,579)	(290,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	332,891
Proceeds from patent rights	-	250,000
Investment in private companies	-	(130,000)
Investment in limited liability company	-	(71,172)
Proceeds from settlement of royalty	43,500	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	43,500	381,717

The accompanying notes are an integral part of these financial statements.

{A0035795.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(Unaudited)

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	120,000	-
Repayment of short-term debt/line of credit	-	(49,000)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	120,000	(49,000)

Net Increase (Decrease) in Cash	$ 33,921	$ 42,617

Cash at Beginning of Period	$ 50,049	$ 7,383

Cash at End of Period	$ 83,970	$ 50,000

SUPPLEMENTAL DISCLOSURES	2005	2004

Cash paid for interest	$ -	$ -
Non-cash investing and financing activities:
Common stock issued as payment of interest expense	$ -	$ -
Common stock issued for services	$ -	$ 226,809

The accompanying notes are an integral part of these financial statements.

{A0035795.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 (Unaudited)

NOTE 1 - COMPANY BACKGROUND

Wastech, Inc. (the “Wastech”) was incorporated under the laws of the State of Oklahoma in March 2004 as a holding company formed from Corporate Vision, Inc., an Oklahoma corporation (“CVI”). Effective March 18, 2004, Wastech and CVI completed a holding company reorganization under which CVI merged with and into CV Merger, Inc. (“CVM”).  Prior to the merger, Wastech was a wholly-owned subsidiary of CVI, and CVM was a wholly owned subsidiary of Wastech.  Pursuant to the holding company reorganization, each share of capital stock of CVI was automatically converted into one share of capital stock of Wastech with same rights and preferences.  Prior to the holding company reorganization, CVI’s common stock was registered under Section 12(g) of the Securities Exchange Act of 1934, and as such it was subject to the report requirements of Sections 13 and 15 of the Securities Exchange Act of 1934.  Wastech is a successor to CVI for purposes of reporting under pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934.  When used herein, the “Company” shall refer to either CVI or Wastech, as appropriate.

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

{A0035795.DOC}

In August and September 2006, the Company entered into a series of agreements to finance and acquire   695.18 acres of land in Christian County, Illinois, and related personal property, for the purpose of entering the business of developing a project to gasify tires into energy.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company for the three month period ended March 31, 2005, and for its wholly-owned subsidiary, CV Transportation, Inc., for the period from January 1, 2004 to February 17, 2004, the date of its disposition.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2004.

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

Consolidated Statements

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as affiliated companies in which the Company has a controlling financial interest and

{A0035795.DOC}

exercises control over their operations (“majority controlled affiliates”).  All material inter-company transactions and balances have been eliminated in consolidation.  Investments in affiliated companies that are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.

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

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. The Company has not held derivatives or conducted hedging activities following the sale of Stony’s on August 11, 2003.

{A0035795.DOC}

NOTE 3 - SHORT TERM DEBT

The Company had the following short-term loans outstanding as of March 31, 2005:

	March 31, 2005	December 31, 2004
Short-Term Debt – Non-Related Party
Patricia Potts	$ 50,000	$ 50,000

Short-Term Debt – Related Party
Bruce Blaser	$ 50,000	$ 50,000

As of December 31, 2004 and March 31, 2005, long-term debt consisted of the Company’s obligation under a promissory note dated October 1, 2004 payable to NewWaste, Inc. in the original principal amount of $200,000 which is due and payable on October 1, 2006 without interest.

NOTE 4 - EARNINGS PER SHARE

	Three Months Ended March 31,
	2005	2004

Net income (loss) attributable to common shares	($ 119,541)	($ 111,416)

Weighted average common shares outstanding	82,929,479	76,773,453

Basic and dilutive income (loss) per common share	($ 0.001)	$ 0.001

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company was not a party to any legal proceedings at March 31, 2005.

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

{A0035795.DOC}

Settlement of Claims Against Filbin

Due to non-payment by Filbin of the royalty, and disputes among the parties, on June 14, 2004, Filbin instituted a legal action against Stony’s in Macomb County Circuit Court, for the State of Michigan, Case No. 04-2473-CZ.  Stony’s removed the litigation to the U.S. District Court, Eastern District, Case No. 04-73034.  Thereafter, the parties entered a Mutual Release and Settlement Agreement, under which the parties agreed to settle all claims by and between the parties, including the Company’s right to future royalties due by Filbin, for the payment by Filbin of $95,000, of which the Company received a net amount of $43,500.  The settlement proceeds were received in the quarter ended March 31, 2005.

While it is not possible to predict the ultimate outcome of the matters discussed above, the Company believes that any losses associated with any such matters in excess of what has already been accrued will not have a material effect on the Company's business, financial condition or results of operation.

NOTE 6 – ISSUANCES OF COMMON STOCK

During the quarter ended March 31, 2005, the Company issued 1,333,334 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $120,000, or $0.09 per share.

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective January 1, 2005, the Company agreed to sublease some of its office space to an affiliate of the Company’s chairman and chief executive officer for $1,000 per month.

NOTE 8 - SUBSEQUENT EVENTS

Issuances and Cancellations of Common Stock - Miscellaneous

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

Environmental Energy Services, Inc. 2002 Stock Purchase Agreement and Amendments

Pursuant to a Stock Purchase Agreement between the Company and EES originally entered into in September 2002, as amended in April 2003 and November 2003 (the “EES Agreement”), the Company is obligated to sell, and EES is obligated to purchase, shares of common stock worth $60,000 per quarter.  The purchase price of each share purchase is the greater of $0.09 per share or the average market price of the Company’s common stock for the five days preceding the receipt of each royalty payment.  The quarterly amount is only payable to the extent there are excess proceeds from a technology royalty owned by EES after the satisfaction of prior liens on a royalty payment.  The last payment on the technology royalty is due in February 2008.  EES granted the Company a security interest in EES's interest in the royalty agreement to secure its obligation to purchase the shares.  An advisory board member of the Company is the chairman and chief executive officer of EES, and owns shares of common stock in the Company.

{A0035795.DOC}

EES does not have the right to terminate its purchase commitment based on an existing or future material adverse change in the Company’s business or financial condition.  EES only has the right to terminate its purchase commitment in the event the Company fails to deliver certificates for any installment purchase to EES prior to the due date of the next installment, or if the Company has a custodian, receiver or trustee appointed for it or a substantial part of its assets, or if the Company voluntarily commences any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, or an involuntary proceeding is commencement and not dismissed within ninety (90) days.

In May 2006, the Company did not receive its quarterly payment under the EES Agreement from the technology royalty because the amount of the payment was insufficient to satisfy senior liens against the payment.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May, August and November 2006, EES's share of the technology royalty was $33,596.76, $59,632.06 and $59,355.34, respectively, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  As a result, the Company may not receive any further payments under the EES Agreement.  However, EES partially made the quarterly payment that was payable in May 2006, notwithstanding the shortfall in the royalty payment received in that quarter.  In addition, the Company believes EES will make additional payments under the EES Agreement, notwithstanding the fact that it may not receive sufficient royalty proceeds, although at this time the Company has no legally binding agreement from EES to make those payments if the royalty payments are not actually received.

Under a separate Stock Purchase Agreement between EES and the Company dated April 12, 2006, EES agreed to increase the amount purchasable under the EES Agreement by $15,000 per quarter, to $75,000 per quarter.

Changes in Registrant's Certifying Accountant.

On May 27, 2005, the Company was notified by Packer Thomas, PC ("Packer Thomas") that it had resigned as independent accountants.  Packer Thomas' report for the year ended December 31, 2004 does not contain an adverse opinion or disclaimer of opinion, and was not modified as to audit scope, or accounting principles. However Packer Thomas' report was modified because of the substantial doubt about the Company’s ability to continue as a going concern. During the periods from March 5, 2002 through May 27, 2005, there were no disagreements with Packer Thomas and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Packer Thomas did not advise the Company of any of the matters described in Item 304(a)(1)(iv)(B), except that in connection with its report for the year ended December 31, 2004, Packer Thomas advised the Company that it lacked adequate internal controls at its Stony's Trucking Co. operations, which matter was disclosed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.  The Company has authorized Packer Thomas to respond fully to the inquiries of the successor accountant concerning its resignation.

{A0035795.DOC}

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

2006 EES Stock Purchase Agreement.

{A0035795.DOC}

The Company funded its initial purchase obligations under the Assignment Agreement with the Flood Trust by entering into an additional Stock Purchase Agreement with EES dated April 12, 2006 (the “2006 EES Agreement”).  Under the 2006 EES Agreement, EES agreed to purchase 37,430,000 shares of the Company’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 is due and payable on August 25, 2006.  EES and the Company also agreed to amend the EES Agreement to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.  The Company agreed that EES would have the right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the 2006 EES Agreement.  EES already had the right to appoint a member of the board of directors under the EES Agreement.  In addition, the Company agreed to enter into a consulting agreement with Richard D. Tuorto, Sr., the Company's current chairman and chief executive officer, under which Mr. Tuorto would be entitled to compensation of $150,000 per year for five years, provided that Mr. Tuorto shall be entitled to compensation of $250,000 per year for five years if for any reason he does not receive the compensation of $150,000 per year or does not remain on the board of directors.  To date, the consulting agreement with Mr. Tuorto has not been executed.

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

Internal Hydro International Agreements

{A0035795.DOC}

On August 31, 2006, the Company entered into a Commercial Purchase Agreement and Deposit Receipt (the “CoalGas Agreement”) with USA CoalGas, L.P. (“CoalGas”), an Illinois limited partnership, under which the Company agreed to purchase 695.18 acres of land in Christian County, Illinois (the “Land”), and certain personal property located on the Land, for $1,200,000.  In addition, the Company agreed to assume, and purchase the Land and personal property subject to, a Lease and Easement Agreements between CoalGas and Libra National Resources, pls, and a Coal Fines Supply Agreement between CoalGas and LNR Kincaid, LLC (collectively, the “CoalGas Assets”).  Of the purchase price, $600,000 is payable at closing and the remaining $600,000 is payable twelve months after closing with interest at 6% per annum.  Closing is conditioned upon the Company completing the transfer to it of a permit from the Illinois Department of Natural Resources (Permit No. IL0026913), which requires environmental surety bonding in the amount of $4,379,608, among other conditions.  The CoalGas Agreement provides that closing will occur 120 days after the date of the Agreement, but that the deadline for closing may be extended for 30 days.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

{A0035795.DOC}

Revenues

Revenues in the three months ended March 31, 2005 were $0, as compared to revenues of $0 in the three months ended March 31, 2004.

Costs and Expenses

Operating expenses were $117,541 in the three months ended March 31, 2005, as compared $133,584 in the three months ended March 31, 2004. Operating expenses primarily consist of salaries of officers and other costs incurred to explore various business opportunities.

Operating Loss

The Company generated a net operating loss of ($117,541) in the three months ended March 31, 2005, as compared to a net operating loss of ($133,584) in the three months ended March 31, 2004.

Other Income (Expense)

The Company generated net other expense of ($2,000) in the three months ended March 31, 2005, as compared to net other income of $245,000 in the three months ended March 31, 2004.  In 2004, the Company generated other income of $250,000 from the sale of patent rights to NewWaste.   The Company incurred interest expense of ($5,000) in each period.  In 2005, the Company also generated $3,000 of other income from renting a portion of its office space to an affiliated entity.

Net Income

The Company generated a net loss of ($119,541) in the three months ended March 31, 2005, as compared to a net profit of $111,416 in the three months ended March 31, 2004.

The Company believes that its results from operations in the three months ended March 31, 2005 are not indicative of the Company's results of operations in future periods.  In August 2003, the Company disposed of its trucking operations, and in February 2004, the Company disposed of its experimental waste transportation operations with the sale of CV Transportation, Inc.  The Company’s remaining operations consist of the investigation of various business opportunities.

Liquidity and Capital Resources

As of March 31, 2005, the Company had cash and cash equivalents of $83,970, and a working capital deficit of ($127,437).  However, substantially all of the Company’s debt consists of accrued liabilities to officers and/or related parties.  The Company’s business currently involves the investigation of various business opportunities.  The Company is dependent on the proceeds of an agreement by EES to invest $60,000 in the Company on a quarterly basis to pay routine administrative costs.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a loss from operations of ($117,541) in the three months ended March 31, 2005, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has

{A0035795.DOC}

developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

The Company believes that its internal controls and procedures were sufficient, at March 31, 2005, for a Company which was not engaged in active operations.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

During the quarter ended March 31, 2005, the Company issued 1,333,334 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $120,000, or $0.09 per share.

The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

At March 31, 2005, the Company was obligated to Patricia Potts in the amount of $50,000 pursuant to promissory note that was due and payable on June 1, 2003.  The Company has not paid the note, and the note remains in default.

At March 31, 2005, the Company was obligated to Bruce Blaser in the amount of $50,000 pursuant to a promissory note that was due and payable on August 15, 2003.  The Company has not paid the note, and the note remains in default.

Subsequent to March 31, 2005, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to March 31, 2005, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

{A0035795.DOC}

Item 6. Exhibits and Reports on Form 8-K.

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

WASTECH, INC.
Date: November 28, 2006	/s/ Douglas Holsted*
By: Douglas Holsted, Chief Financial Officer

*By Robert J. Mottern pursuant to Power of Attorney dated November 28, 2006.

{A0035795.DOC}