Form 10QSB
period 2005-06-30
WASTECH, INC.
filed 2006-11-29
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

{A0035796.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035796.DOC}

PART I. FINANCIAL INFORMATION

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

ASSETS	June 30, 2005 (Unaudited)	December 31, 2004 (audited)
CURRENT ASSETS
Cash	$ 637	$ 50,049
Rent receivable – related party	6,000	-
TOTAL CURRENT ASSETS	6,637	50,049

PROPERTY AND EQUIPMENT
Office equipment	1,350	1,350
TOTAL PROPERTY AND EQUIPMENT	1,350	1,350
Less accumulated depreciation	(321)	(193)
NET PROPERTY AND EQUIPMENT	1,029	1,157

OTHER ASSETS
Investment in limited liability company, at cost	71,172	71,172
Investment in private companies, at cost	230,000	230,000
Royalty agreement	-	43,500
TOTAL OTHER ASSETS	301,172	344,672

TOTAL ASSETS	$ 308,838	$ 395,878

Accompanying notes are an integral part of the consolidated financial statements.

{A0035796.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$ 114,275	$ 121,509
Note payable	50,000	50,000
Note payable - related party	50,000	50,000
TOTAL CURRENT LIABILITIES	214,275	221,509

Long-term debt - related party	200,000	200,000

TOTAL LIABILITIES	414,275	421,509

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 85,596,146 and 84,262,812 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	855,962	842,628
Additional paid-in capital	16,260,010	16,153,344
Retained earnings (deficit)	(17,221,409)	(17,021,603)
TOTAL STOCKHOLDERS' EQUITY	(105,437)	(25,631)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 308,838	$ 395,878

Accompanying notes are an integral part of the consolidated financial statements.

{A0035796.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004

Revenues	$ -	$ -
Operating Expenses	78,265	146,475
Net Operating Income (Loss)	(78,265)	(146,475)

Other Income (Expense)
Interest Expense	(5,000)	(5,000)
Loss on impairment of asset	3,000	-
Total Other Income (Expense)	(2,000)	(5,000)

Income (Loss) before income taxes	(80,265)	(151,475)

Provision for income taxes	-	-
Net Income (Loss)	(80,265)	$ (151,475)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.001)	($0.002)

Weighted Average Common Shares Outstanding	85,596,146	76,773,453

The accompanying notes are an integral part of these financial statements.

{A0035796.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004

Revenues	$ -	$ -
Operating Expenses	195,806	280,059
Net Operating Income (Loss)	(195,806)	(280,059)

Other Income (Expense)
Interest Expense	(10,000)	(10,000)
Gain on sale of patent rights		250,000
Rent	6,000	-
Total Other Income (Expense)	(4,000)	240,000

Income (Loss) before income taxes	(199,806)	($ 40,059)

Provision for income taxes	-	-
Net Income (Loss)	($ 199,806)	($ 40,059)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.002)	($0.001)
Weighted Average Common Shares Outstanding	85,262,813	77,329,009

The accompanying notes are an integral part of these financial statements.

{A0035796.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	($ 199,806)	($ 40,059)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	128	64
Gain on sale of patent rights	-	(250,000)
Increase (decrease) in cash due to changes in:		-
Accounts receivable	-	43,893
Other current assets	-	1,729
Related party receivables	(6,000)	43,000
Accounts payable and accrued expenses	(7,234)	(258,715)
Total Adjustments	(13,106)	(420,029)

NET CASH USED BY OPERATING ACTIVITIES	(212,912)	(460,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	332,891
Proceeds from patent rights	-	250,000
Investment in private companies	-	(130,000)
Investment in limited liability company	-	(71,172)
Proceeds from settlement of royalty	43,500	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	43,500	381,717

Accompanying notes are an integral part of the consolidated financial statements.

{A0035796.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	120,000	120,000
Proceeds (payments) of short-term and long-term debt	-	(49,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	120,000	71,000

Net increase (decrease) in cash	$ (49,412)	$ (7,371)

Cash at beginning of period	$ 50,049	$ 7,383

Cash at end of period	$ 637	$ 12

SUPPLEMENTAL DISCLOSURES:	2005	2004

Cash paid for interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

{A0035796.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 (Unaudited)

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

{A0035796.DOC}

In August and September 2006, the Company entered into a series of agreements to finance and acquire   695.18 acres of land in Christian County, Illinois, and related personal property, for the purpose of entering the business of developing a project to gasify tires into energy.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company for the three and six month period ended June 30, 2005, and for its wholly-owned subsidiary, CV Transportation, Inc., for the period from January 1, 2004 to February 17, 2004, the date of its disposition.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

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

{A0035796.DOC}

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

{A0035796.DOC}

NOTE 3 - SHORT TERM DEBT

The Company had the following short-term loans outstanding as of June 30, 2005:

	June 30, 2005	December 31, 2004
Short-Term Debt – Non-Related Party
Patricia Potts	$ 50,000	$ 50,000

Short-Term Debt – Related Party
Bruce Blaser	$ 50,000	$ 50,000

As of December 31, 2004 and June 30, 2005, long-term debt consisted of the Company’s obligation under a promissory note dated October 1, 2004 payable to NewWaste, Inc. in the original principal amount of $200,000 which is due and payable on October 1, 2006 without interest.

NOTE 4 - EARNINGS PER SHARE

	Three Months Ended June 30,
	2005	2004

Net income (loss) attributable to common shares	($ 80,265)	($ 151,475)

Weighted average common shares outstanding	85,596,146	76,773,453

Basic and dilutive income (loss) per common share	($ 0.001)	($ 0.002)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company was not a party to any legal proceedings at June 30, 2005.

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

Litigation with Filbin

{A0035796.DOC}

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

NOTE 6 – ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2005, the Company issued 1,333,334 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $120,000, or $0.09 per share.

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective January 1, 2005, the Company agreed to sublease some of its office space to an affiliate of the Company’s chairman and chief executive officer for $1,000 per month.

NOTE 8 – CHANGE IN INDEPENDENT AUDITORS

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

{A0035796.DOC}

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

In May 2006, the Company did not receive its quarterly payment under the EES Agreement from the technology royalty because the amount of the payment was insufficient to satisfy senior liens against the payment.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May, August and November 2006, EES's share of the technology royalty was $33,597, $59,632 and $59,355, respectively, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  As a result, the Company may not receive any further payments under the EES Agreement.  However, EES partially made the quarterly payment that was payable in May 2006, notwithstanding the shortfall in the royalty payment received in that quarter.  In addition, the Company believes EES will make additional payments under the EES Agreement, notwithstanding the fact that it may not receive sufficient royalty proceeds, although at this time the Company has no legally binding agreement from EES to make those payments if the royalty payments are not actually received.

Under a separate Stock Purchase Agreement between EES and the Company dated April 12, 2006, EES

{A0035796.DOC}

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

EES 2006 Stock Purchase Agreement.

The Company funded its initial purchase obligations under the Assignment Agreement with the Flood Trust by entering into an additional Stock Purchase Agreement with EES dated April 12, 2006 (the “2006

{A0035796.DOC}

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

{A0035796.DOC}

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

{A0035796.DOC}

Revenues in the three and six months ended June 30, 2005 were $0 and $0, respectively, as compared to revenues of $0 and $0 in the three and six months ended June 30, 2004, respectively.

Costs and Expenses

Operating expenses were $78,265 and $195,806 in the three and six months ended June 30, 2005, respectively, as compared $146,475 and $280,059, respectively, in the three and six months ended June 30, 2004. Operating expenses primarily consist of salaries of officers and other costs incurred to explore various business opportunities.

Operating Loss

The Company generated a net operating loss of ($78,265) and ($195,806) in the three and six months ended June 30, 2005, respectively, as compared to a net operating loss of ($146,475) and ($280,059) in the three and six months ended June 30, 2004, respectively.

Other Income (Expense)

The Company generated other net income (expense) of ($2,000) and ($4,000) in the three and six months ended June 30, 2005, respectively, as compared to net other income (expense) of ($5,000) and $240,000 in the three and six months ended June 30, 2004, respectively.  In 2004, the Company generated other income of $250,000 from the sale of patent rights to NewWaste.   In the three and six months ended June 30, 2005, the Company incurred interest expense of ($5,000) and ($10,000), respectively, as compared to interest expense of the same amounts in the three and six months ended June 30, 2005, respectively.  In 2005, the Company also generated $1,000 of other income per month from renting a portion of its office space to an affiliated entity.

Net Income

The Company generated a net loss of ($80,265) and ($199,806) in the three and six months ended June 30, 2005, as compared to a net loss of ($151,475) and ($40,059) in the three and six months ended June 30, 2004, respectively.

The Company believes that its results from operations in the three and six months ended June 30, 2005 are not indicative of the Company's results of operations in future periods.  In August 2003, the Company disposed of its trucking operations, and in February 2004, the Company disposed of its experimental waste transportation operations with the sale of CV Transportation, Inc.  The Company’s remaining operations consist of the investigation of various business opportunities.

Liquidity and Capital Resources

As of June 30, 2005, the Company had cash and cash equivalents of $637, and a working capital deficit of ($207,638).  However, substantially all of the Company’s debt consists of accrued liabilities to officers and/or related parties.  The Company’s business currently involves the investigation of various business opportunities.  The Company is dependent on the proceeds of an agreement by EES to invest $60,000 in the Company on a quarterly basis to pay routine administrative costs.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which

{A0035796.DOC}

contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a loss from operations of ($189,806) in the six months ended June 30, 2005, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

The Company believes that its internal controls and procedures were sufficient, at June 30, 2005, for a Company which was not engaged in active operations.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

At June 30, 2005, the Company was obligated to Patricia Potts in the amount of $50,000 pursuant to promissory note that was due and payable on June 1, 2003.  The Company has not paid the note, and the note remains in default.

At June 30, 2005, the Company was obligated to Bruce Blaser in the amount of $50,000 pursuant to a promissory note that was due and payable on August 15, 2003.  The Company has not paid the note, and the note remains in default.

Subsequent to June 30, 2005, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to June 30, 2005, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

{A0035796.DOC}

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

{A0035796.DOC}