Form 10QSB
period 2005-09-30
WASTECH, INC.
filed 2006-11-29
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

{A0035800.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035800.DOC}

PART I. FINANCIAL INFORMATION

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

ASSETS	September 30, 2005 (Unaudited)	December 31, 2004 (audited)
CURRENT ASSETS
Cash	$ 842	$ 50,049
Rent receivable – related party	9,000	-
TOTAL CURRENT ASSETS	9,842	50,049

PROPERTY AND EQUIPMENT
Office equipment	6,868	1,350
TOTAL PROPERTY AND EQUIPMENT	6,868	1,350
Less accumulated depreciation	(385)	(193)
NET PROPERTY AND EQUIPMENT	6,483	1,157

OTHER ASSETS
Investment in limited liability company, at cost	71,172	71,172
Investment in private companies, at cost	230,000	230,000
Royalty agreement	-	43,500
TOTAL OTHER ASSETS	301,172	344,672

TOTAL ASSETS	$ 317,497	$ 395,878

Accompanying notes are an integral part of the consolidated financial statements.

{A0035800.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2005 (Unaudited)	December 31, 2004 (Audited)
CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$ 101,730	$ 121,509
Note payable	50,000	50,000
Note payable - related party	50,000	50,000
TOTAL CURRENT LIABILITIES	201,730	221,509

Long-term debt - related party	200,000	200,000

TOTAL LIABILITIES	401,730	421,509

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 85,596,146 and 84,262,812 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	829,401	842,628
Additional paid-in capital	16,164,762	16,153,344
Retained earnings (deficit)	(17,078,396)	(17,021,603)
TOTAL STOCKHOLDERS' EQUITY	(84,233)	(25,631)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 317,497	$ 395,878

Accompanying notes are an integral part of the consolidated financial statements.

{A0035800.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004

Revenues	$ -	$ -
Operating Expenses	94,406	81,668
Net Operating Income (Loss)	(94,406)	(81,668)

Other Income (Expense)
Interest Expense	(5,000)	(5,000)
Rents	3,000	-
Gain on cancellation of shares	241,809	-
Miscellaneous expense	(2,390)	-
Total Other Income (Expense)	237,419	(5,000)

Income (Loss) before income taxes	143,013	(86,668)

Provision for income taxes	-	-
Net Income (Loss)	$ 143,013	($ 86,668)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	$0.002	($0.001)
Weighted Average Common Shares Outstanding	85,596,146	78,106,787

The accompanying notes are an integral part of these financial statements.

{A0035800.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004

Revenues	$ -	$ -
Operating Expenses	290,212	361,727
Net Operating Income (Loss)	(290,212)	(361,727)

Other Income (Expense)
Interest expense	(15,000)	(15,000)
Gain on sale of patent rights	-	250,000
Rents	9,000	-
Gain on cancellation of shares	241,809	-
Miscellaneous expense	(2,390)	-
Total Other Income (Expense)	233,419	235,000

Income (Loss) before income taxes	(56,793)	(126,707)

Provision for income taxes	-	-
Net Income (Loss)	($ 56,793)	($ 126,707)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.001)	($0.002)
Weighted Average Common Shares Outstanding	83,603,241	78,206,865

The accompanying notes are an integral part of these financial statements.

{A0035800.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (56,793)	$ (126,707)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	192	129
Gain on sale of patent rights	-	(250,000)
Gain on cancellation of shares	(241,809)
Common Stock issued for accrued expenses		226,809
Increase (decrease) in cash due to changes in:
Accounts receivable	-	43,893
Other current assets	-	1,729
Related party receivables	(9,000)	43,000
Accounts payable and accrued expenses	(19,779)	(458,903)
Total Adjustments	(270,396)	(393,343)

NET CASH (USED) BY OPERATING ACTIVITIES	(327,189)	(520,070)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	332,891
Proceeds from patent rights	-	250,000
Investment in private companies	-	(130,000)
Investment in limited liability company	-	(71,172)
Purchase of property, plant and equipment	(5,518)	-
Proceeds from settlement of royalty	43,500	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	37,982	381,717

The accompanying notes are an integral part of these financial statements.

{A0035800.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	240,000	180,000
Repayment of short-term debt/line of credit	-	(49,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	240,000	131,000

Net Increase (Decrease) in Cash	(49,207)	$ (7,353)

Cash at Beginning of Period	50,049	$ 7,383

Cash at End of Period	842	$ 30

SUPPLEMENTAL DISCLOSURES:	2005	2004

Cash paid for interest	$ -	$ -
Non-cash Investing and Financing Activities:
Common stock issues for accrued expenses	$ -	$ 226,809

The accompanying notes are an integral part of these financial statements.

{A0035800.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 (Unaudited)

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

{A0035800.DOC}

In August and September 2006, the Company entered into a series of agreements to finance and acquire   695.18 acres of land in Christian County, Illinois, and related personal property, for the purpose of entering the business of developing a project to gasify tires into energy.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company for the three and six month period ended September 30, 2005, and for its wholly-owned subsidiary, CV Transportation, Inc., for the period from January 1, 2004 to February 17, 2004, the date of its disposition.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

{A0035800.DOC}

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

{A0035800.DOC}

NOTE 3 - SHORT TERM DEBT

The Company had the following short-term loans outstanding as of September 30, 2005:

	September 30, 2005	December 31, 2004
Short-Term Debt – Non-Related Party
Patricia Potts	$ 50,000	$ 50,000

Short-Term Debt – Related Party
Bruce Blaser	$ 50,000	$ 50,000

As of December 31, 2004 and September 30, 2005, long-term debt consisted of the Company’s obligation under a promissory note dated October 1, 2004 payable to NewWaste, Inc. in the original principal amount of $200,000 which is due and payable on October 1, 2006 without interest.

NOTE 4 - EARNINGS PER SHARE

	Three Months Ended September 30,
	2005	2004

Net income (loss) attributable to common shares	$ 143,013	($ 86,668)

Weighted average common shares outstanding	85,596,146	78,106,787

Basic and dilutive income (loss) per common share	$ 0.002	($ 0.001)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company was not a party to any legal proceedings at September 30, 2005.

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

NOTE 6 – ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2005, the Company issued 2,666,667 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $240,000, or $0.09 per share.

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective January 1, 2005, the Company agreed to sublease some of its office space to an affiliate of the Company’s chairman and chief executive officer for $1,000 per month.

On August 12, 2005, the Company cancelled 3,950,702 shares of common stock to four employees/independent contractors in conjunction with the mutual rescission of their services agreements with the Company.  Among the employees/independent contractors whose shares were cancelled was William L. Tuorto, the son of the Company’s chairman and chief executive officer.

NOTE 8 – CHANGE IN INDEPENDENT AUDITOR

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three and nine months ended September 30, 2005 were $0 and $0, respectively, as compared to revenues of $0 and $0 in the three and nine months ended September 30, 2004, respectively.

Costs and Expenses

Operating expenses were $94,406 and $290,212 in the three and nine months ended September 30, 2005, respectively, as compared $81,668 and $361,727, respectively, in the three and nine months ended September 30, 2004. Operating expenses primarily consist of salaries of officers and other costs incurred to explore various business opportunities.

Operating Loss

The Company generated a net operating loss of ($94,406) and ($290,212) in the three and nine months ended September 30, 2005, respectively, as compared to a net operating loss of ($81,668) and ($361,727) in the three and nine months ended September 30, 2004, respectively.

Other Income (Expense)

The Company generated net other income (expense) of $237,419 and $233,419 in the three and nine months ended September 30, 2005, respectively, as compared to other income (expense) of ($5,000) and $235,000 in the three and nine months ended September 30, 2004, respectively.  In 2004, the Company generated other income of $250,000 from the sale of patent rights to NewWaste.   In the three and nine months ended September 30, 2005, the Company incurred interest expense of ($5,000) and ($15,000), respectively, as compared to interest expense of the same amounts in the three and nine months ended September 30, 2005, respectively.  In the three months ended September 30, 2005, the Company generated an unusual gain of $241,809 from the cancellation of 3,950,702 shares of common stock previously issued for compensation and accrued expenses.  In 2005, the Company also generated $1,000 of other income per month from renting a portion of its office space to an affiliated entity.

Net Income

The Company generated net income (loss) of $143,013 and ($56,793) in the three and nine months ended September 30, 2005, as compared to a net losses of ($86,668) and ($126,727) in the three and nine months ended September 30, 2004, respectively.

The Company believes that its results from operations in the three and nine months ended September 30, 2005 are not indicative of the Company's results of operations in future periods.  In August 2003, the Company disposed of its trucking operations, and in February 2004, the Company disposed of its experimental waste transportation operations with the sale of CV Transportation, Inc.  The Company’s remaining operations consist of the investigation of various business opportunities.

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash and cash equivalents of $842, and a working capital deficit of ($191,888).  However, substantially all of the Company’s debt consists of accrued liabilities to officers and/or related parties.  The Company’s business currently involves the investigation of various business opportunities.  The Company is dependent on the proceeds of an agreement by EES to invest $60,000 in the Company on a quarterly basis to pay routine administrative costs.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a loss from operations of ($290,212) in the nine months ended September 30, 2005, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

The Company believes that its internal controls and procedures were sufficient, at September 30, 2005, for a Company which was not engaged in active operations.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not Applicable.

Item 2. Changes in Securities.

During the quarter ended September 30, 2005, the Company issued 1,333,334 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $120,000, or $0.09 per share.

The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

At September 30, 2005, the Company was obligated to Patricia Potts in the amount of $50,000 pursuant to promissory note that was due and payable on June 1, 2003.  The Company has not paid the note, and the note remains in default.

At September 30, 2005, the Company was obligated to Bruce Blaser in the amount of $50,000 pursuant to a promissory note that was due and payable on August 15, 2003.  The Company has not paid the note, and the note remains in default.

Subsequent to September 30, 2005, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to September 30, 2005, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

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

 (b) Reports on Form 8-K.

On July 13, 2005, the Company filed a report on Form 8-K reporting in Item 4.01 of the resignation of Packer Thomas, P.C. as the Company’s independent auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTECH, INC.
Date: November 28, 2006	/s/ Douglas Holsted*
By: Douglas Holsted, Chief Financial Officer

*By Robert J. Mottern pursuant to Power of Attorney dated November 28, 2006.

{A0035800.DOC}