Form 10QSB
period 2006-03-31
WASTECH, INC.
filed 2006-11-29
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

{A0035898.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035898.DOC}

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

ASSETS	March 31, 2006 (Unaudited)	December 31, 2005 (audited)
CURRENT ASSETS
Cash	$ 20	$ 1,000
Related party advance	6,459	-
Management fees receivable-Related party	2,000	-
Rents receivable-Related party	6,000	6,000
TOTAL CURRENT ASSETS	14,479	7,000

PROPERTY AND EQUIPMENT
Office equipment	6,868	6,868
TOTAL PROPERTY AND EQUIPMENT	6,868	6,868
Less accumulated depreciation	(1,075)	(730)
NET PROPERTY AND EQUIPMENT	5,793	6,138

OTHER ASSETS
Investment in private companies, at cost	230,000	230,000
Investment in limited liability company, at cost	71,172	71,172
TOTAL OTHER ASSETS	301,172	301,172

TOTAL ASSETS	$ 321,444	$ 314,310

Accompanying notes are an integral part of the consolidated financial statements.

{A0035898.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and December 31, 2005

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2006 (Unaudited)	December 31, 2005 (Audited)
CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$ 96,187	$ 96,229
Note payable	50,000	50,000
Prepaid management fees-related party	-	7,000
Notes payable - related party	250,000	250,000
TOTAL CURRENT LIABILITIES	396,187	403,229

Long term debt, less current portion	-	-
TOTAL LIABILITIES	396,187	403,229

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized;84,273,456 and 83,606,789 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	842,734	836,068
Additional paid-in capital	16,271,429	16,218,095
Retained earnings (deficit)	(17,188,906)	(17,143,082)
TOTAL STOCKHOLDERS' EQUITY	(74,743)	(88,,919)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 321,444	$ 314,310

Accompanying notes are an integral part of the consolidated financial statements.

{A0035898.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005

Revenues – management fees related party	$ 9,000	$ -
Operating Expenses	49,824	117,541
Net Operating Income (Loss)	(40,824)	(117,541)

Other Income (Expense)
Interest expense	(5,000)	(5,000)
Rent	-	3,000
Total Other Income (Expense)	(5,000)	(2,000)

Income (Loss) before income taxes	(45,824)	(119,541)

Provision for income taxes	-	-
Net Income (Loss)	($ 45,824)	($ 119,541)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.001)	($0.001)
Weighted Average Common Shares Outstanding	83,940,123	82,929,479

The accompanying notes are an integral part of these financial statements.

{A0035898.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (45,824)	$ (119,541)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	345	64
Increase (decrease) in cash due to changes in:
Prepaid fees	(7,000)	-
Related party receivable and advances	(8,459)	(3,000)
Accounts payable and accrued expenses	(42)	(7,103)
Total Adjustments	(15,156)	(10,039)

NET CASH (USED) BY OPERATING ACTIVITIES	(60,980)	(129,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from settlement of royalty	-	43,500

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	43,500

The accompanying notes are an integral part of these financial statements.

{A0035898.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	60,000	120,000
Repayment of short-term debt/line of credit	-	-

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	60,000	120,000

Net Increase (Decrease) in Cash	$ (980)	$ 33,920

Cash at Beginning of Period	$ 1,000	$ 50,049

Cash at End of Period	$ 20	$ 83,969

SUPPLEMENTAL DISCLOSURES	2006	2005

Cash paid for interest	$ -	$ -

The accompanying notes are an integral part of these financial statements.

{A0035898.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 (Unaudited)

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

{A0035898.DOC}

In August and September 2006, the Company entered into a series of agreements to finance and acquire   695.18 acres of land in Christian County, Illinois, and related personal property, for the purpose of entering the business of developing a project to gasify tires into energy.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company for the three month period ended March 31, 2006.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2005.

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

Policies and Procedures

Revenue and Expense Recognition

The Company recognizes management fee revenue as earned during the period in which the services were rendered.

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

{A0035898.DOC}

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

Derivatives and Hedging Activities

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.  The Company does not own derivatives or enter into hedging transactions.

NOTE 3 - SHORT TERM DEBT

The Company had the following short-term loans outstanding as of March 31, 2006:

	March 31, 2006	December 31, 2005
Short-Term Debt – Non-Related Party
Patricia Potts	$ 50,000	$ 50,000

Short-Term Debt – Related Party
Bruce Blaser	$ 50,000	$ 50,000
NewWaste, Inc.	200,000	200,000
	250,000	250,000

NOTE 4 - EARNINGS PER SHARE

	Three Months Ended March 31,
	2006	2005

Net income (loss) attributable to common shares	($ 45,824)	($ 119,541)

Weighted average common shares outstanding	83,940,123	82,929,479

Basic and dilutive income (loss) per common share	($ 0.001)	($ 0.001)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company was not a party to any legal proceedings at March 31, 2006.

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

NOTE 6 – ISSUANCES OF COMMON STOCK

During the quarter ended March 31, 2006, the Company issued 666,667 shares to Environmental Energy Services, Inc. (“EES”), pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $60,000, or $0.09 per share.

NOTE 7 – RELATED PARTY TRANSACTIONS

Effective January 1, 2006, the Company agreed to perform management services for an affiliate of the Company’s chairman and chief executive officer for $3,000 per month, which includes use office space leased by the Company.

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

On September 25, 2006, the Company entered into an Agreement (the “IHI Agreement”) with Internal Hydro International, Inc. (“IHI”), under which the Company assigned all of its right, title and interest in the CoalGas Agreement to Springfield Energy Project, LLC (“SEP”), a Florida limited liability company.  SEP is a newly created limited liability company that was created to be the assignee of the CoalGas Agreement, and to acquire and own the CoalGas Assets.  The Company owns 49% of SEP by virtue of owning 4,900 Class A Units, and IHI owns 47% of SEP by virtue of owning 4,700 Class A Units.  The remaining 4% of SEP is owned by Private Capital Group, Inc. by virtue of owning 400 Class C Units.  A principle purpose of IHI and the Company in purchasing the CoalGas Assets is to use the land for renewable energy operating involving the gasification of tires to energy (the “Gasification Project”).  The IHI Agreement provides that IHI is to obtain initial financing for SEP in the amount of $4,000,000 (the “Initial Financing”), and an additional $4,000,000 of financing no later than approval of the Gasification Projection by the State of Illinois (the “Additional Financing”).  The IHI Agreement provides that if IHI does not procure either the Initial Financing or the Additional Financing, that IHI and Private Capital Group, Inc. are required to tender all of the ownership interests in SEP to the Company.  The IHI Agreement provides that if IHI procures the Initial Financing but not the Additional Financing, then IHI is required to tender one-half of its ownership interests in SEP to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three months ended March 31, 2006 were $9,000, as compared to revenues of $0 in the three months ended March 31, 2005.  The increase in revenues is attributable to management fee income of $3,000 per month that the Company receives from an entity affiliated with Richard D. Tuorto, Sr., the Company’s chairman and chief executive officer.

Costs and Expenses

Operating expenses were $49,824 in the three months ended March 31, 2006, as compared $117,541 in the three months ended March 31, 2005. Operating expenses primarily consist of salaries of officers and other costs incurred to explore various business opportunities.

Operating Loss

The Company generated a net operating loss of ($40,824) in the three months ended March 31, 2006, as compared to a net operating loss of ($117,541) in the three months ended March 31, 2005.

Other Income (Expense)

The Company generated net other income (expense) of ($5,000) in the three months ended March 31, 2006, as compared to other income (expense) of ($2,000) in the three months ended March 31, 2005.  All of the other expense was interest expense.  In 2005 the Company received rental income of $1,000 per month from an affiliated entity, but not in 2006.  In 2006, the agreement to receive $1,000 per month in rental income was replaced with an agreement to receive $3,000 per month in management fees from a different affiliated entity.  The management fees are reported in revenues.

Net Income

The Company generated a net loss of ($45,824) in the three months ended March 31, 2006, as compared to a net loss of ($119,541) in the three months ended March 31, 2005.

The Company believes that its results from operations in the six months ended March 31, 2006 are not indicative of the Company's results of operations in future periods.  Subsequent to March 31, 2006, the Company acquired the Mineral Rights (See Part I, Item 1, Note 8 – Subsequent Events), and the Company contracted to purchase the CoalGas Assets (See Part I, Item 1, Note 8 – Subsequent Events).  Since purchasing the Mineral Rights, the Company has been evaluating whether to develop the Mineral Rights itself, lease the Mineral Rights to mining or energy companies in return for an overriding royalty, or sell parcels of the Mineral Rights to third parties.  The principle constraint on development of the Mineral Rights is the capital cost to develop the infrastructure and facilities to extract and market the minerals.  Since the Company does not currently have a ready source of capital to fund the development of the Mineral Rights itself, the Company is currently in the process of marketing the Mineral Rights to third parties.  In addition, as explained in “Liquidity and Capital Resources,” the Company has not met a material obligation incurred in the purchase of the Mineral Rights, which may jeopardize the Company’s interest in the Mineral Rights and the Company’s ability to exploit the Mineral Rights.

Liquidity and Capital Resources

As of March 31, 2006, the Company had cash and cash equivalents of $20, and a working capital deficiency of ($381,708).  However, substantially all of the Company’s debt consists of accrued liabilities to officers and/or related parties.

Subsequent to March 31, 2006, a subsidiary of the Company, Wastech WV, defaulted on an obligation to pay a liability of $980,000 that was incurred in connection with the purchase of the Mineral Rights.  The obligation was originally due on August 25, 2006, and was extended to October 7, 2006.  At the same time that Wastech WV closed on the purchase of the Mineral Rights, the Company entered into the 2006 EES Agreement, under which EES agreed to make a $1,150,000 investment in the Company on August 25, 2006, which would have enabled Wastech WV to make the payment to the Flood Trust due on that date.  However, EES was unable to perform under the agreement, and it is not clear at this time when or if EES will ever be able to meet its obligation to the Company under the 2006 EES Agreement.  At this time, the Company does not have any alternative source of capital to enable Wastech WV to make the payment to the Flood Trust.  On October 10, 2006, the Flood Trust sued Wastech WV to recover a judgment for $980,000, plus $4,000,000 due by Wastech WV under a promissory note that is not due and payable until April 13, 2009.  Wastech WV’s inability to meet its obligations to the Flood Trust may jeopardize its interest in the Mineral Rights, and hinder its ability to exploit the Mineral Rights.  However, the Company has not guaranteed the obligations of Wastech WV to the Flood Trust, and therefore, Wastech WV’s inability to meet its obligations will not jeopardize any other assets or operations of the Company.

The Company has been dependent on the sale of shares of its common stock to EES under the 2002 EES Agreement on a quarterly basis to generate funds to pay general and administrative expenses.  The 2002 EES Agreement provides for the sale of up to $75,000 shares to EES per quarter at the greater of $0.09 per share or the market price of the Company’s common stock at the time of the sale.  The quarterly payment is only payable to the extent there are excess proceeds from a technology royalty owned by EES after the satisfaction of prior liens on a royalty payment.  The last payment on the technology royalty is due in February 2008.  In May 2006, the Company did not receive its quarterly payment under the EES Agreement from the technology royalty because the amount of the payment was insufficient to satisfy senior liens against the payment.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May, August and November 2006, EES's share of the technology royalty was $33,597, $59,632 and $59,355, respectively, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  As a result, the Company may not receive any further payments under the 2002 EES Agreement.  However, after June 30, 2006, EES partially made the quarterly payment that was payable in May 2006, notwithstanding the shortfall in the royalty payment received in that quarter.  In addition, the Company believes EES will make additional payments under the 2002 EES Agreement, notwithstanding the fact that it may not receive sufficient royalty proceeds, although at this time the Company has no legally binding agreement from EES to make those payments if the royalty payments are not actually received.  The Company may be unable to pay its general and administrative expenses if the quarterly royalty payments continue to be insufficient to enable to EES to make the contracted quarterly payments to the Company and EES is otherwise unable to make the payments.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a loss from operations of ($40,824) in the three months ended March 31, 2006, and had significant unpaid accounts payable and accrued liabilities.  In addition, the Company has been dependent on the proceeds of sales its common stock to pay ongoing general and administrative costs, and there is substantial doubt as to whether the Company will receive any more payments from EES.  These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

The Company believes that its internal controls and procedures were sufficient, at March 31, 2006, for a Company which was not engaged in active operations.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

During the quarter ended March 31, 2006, the Company issued 666,667 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $60,000, or $0.09 per share.

The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

At March 31, 2006, the Company was obligated to Patricia Potts in the amount of $50,000 pursuant to promissory note that was due and payable on June 1, 2003.  The Company has not paid the note, and the note remains in default.

At March 31, 2006, the Company was obligated to Bruce Blaser in the amount of $50,000 pursuant to a promissory note that was due and payable on August 15, 2003.  The Company has not paid the note, and the note remains in default.

Subsequent to March 31, 2006, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to March 31, 2006, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

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

{A0035898.DOC}