Form 10QSB
period 2006-06-30
WASTECH, INC.
filed 2006-11-29
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes; No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,217,407 shares of its Common Stock, $0.01 par value, as of November 27, 2006.

{A0035897.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035897.DOC}

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

ASSETS	June 30, 2006 (Unaudited)	December 31, 2005 (audited)
CURRENT ASSETS
Cash	$ -	$ 1,000
Prepaid expenses	37,500	-
Management fees receivable-Related party	6,000	-
Rents receivable-Related party	6,000	6,000
TOTAL CURRENT ASSETS	49,500	7,000

PROPERTY AND EQUIPMENT
Office equipment	6,868	6,868
TOTAL PROPERTY AND EQUIPMENT	6,868	6,868
Less accumulated depreciation	(1,420)	(730)
NET PROPERTY AND EQUIPMENT	5,448	6,138

OTHER ASSETS
Mineral rights	5,552,828	-
Investment in private companies, at cost	230,000	230,000
Investment in limited liability company, at cost	71,172	71,172
TOTAL OTHER ASSETS	5,854,000	301,172

TOTAL ASSETS	$ 5,908,948	$ 314,310

Accompanying notes are an integral part of the consolidated financial statements.

{A0035897.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and December 31, 2005

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2006 (Unaudited)	December 31, 2005 (Audited)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 262,491	$ 96,229
Cash drawn in excess of available balance	9,448	-
Notes payable	1,030,000	50,000
Prepaid management fees-Related party	-	7,000
Note payable - related party	250,000	250,000
TOTAL CURRENT LIABILITIES	1,551,939	403,229

Long term debt, less current portion	3,175,328	-
TOTAL LIABILITIES	4,727,267	403,229

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized;115,701,456 and 83,606,789 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,157,014	836,068
Additional paid-in capital	17,336,149	16,218,095
Retained earnings (deficit)	(17,311,482)	(17,143,082)
TOTAL STOCKHOLDERS' EQUITY	1,181,681	(88,,919)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,908,948	$ 314,310

Accompanying notes are an integral part of the consolidated financial statements.

{A0035897.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenues: Management fees related party	$ 9,000	$ -
Operating Expenses	75,034	78,265
Net Operating Income (Loss)	(66,034)	(78,265)

Other Income (Expense)
Interest expense	(56,543)	(5,000)
Rents	-	3,000
Total Other Income (Expense)	(56,543)	(2,000)

Income (Loss) before income taxes	(122,577)	(80,265)

Provision for income taxes	-	-

Net Income (Loss)	($ 122,577)	($ 80,265)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.001)	($0.001)
Weighted Average Common Shares Outstanding	102,317,789	85,596,146

Accompanying notes are an integral part of the consolidated financial statements.

{A0035897.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenues: Management fees related party	$ 18,000	$ -
Operating Expenses	124,858	195,806
Net Operating Income (Loss)	(106,858)	(195,806)

Other Income (Expense)
Interest expense	(61,542)	(10,000)
Rents	-	6,000
Total Other Income (Expense)	(61,542)	(4,000)

Income (Loss) before income taxes	(168,400)	(199,806)

Provision for income taxes	-	-

Net Income (Loss)	($ 168,400)	($ 199,806)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.002)	($0.002)
Weighted Average Common Shares Outstanding	95,517,289	85,262,813

The accompanying notes are an integral part of these financial statements.

{A0035897.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($ 168,400)	($ 199,806)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	689	128
Common Stock issued for services	50,000	-
Increase (decrease) in cash due to changes in:
Other current assets	(37,500)	-
Related party receivable	(6,000)	(6,000)
Prepaid management fees – related party	(7,000)	-
Accounts payable and accrued expenses	166,263	(7,234)
Total Adjustments	166,452	(13,106)

NET CASH (USED) BY OPERATING ACTIVITIES	(1,948)	(212,912)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(5,552,828)	-
Proceeds from sale of royalty	-	43,500

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(5,552,828)	43,500

The accompanying notes are an integral part of these financial statements.

{A0035897.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six months Ended June 30, 2006 and 2005

(Unaudited)

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	801,500	120,000
Common stock issued for minertal rights	587,500	-
Proceeds (payments) of short-term and long-term debt	4,155,328	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,554,328	120,000

NET INCREASE (DECREASE) IN CASH	$ (10,448)	$ (49,412)

CASH AT BEGINNING OF PERIOD	$ 1,000	$ 50,049

CASH AT END OF PERIOD	$ (9,448)	$ 637

SUPPLEMENTAL DISCLOSURES:	2006	2005

Cash paid for interest	$ -	$ -
Common stock issued for services	50,000	-
Common stock issued for mineral rights	587,500	-

The accompanying notes are an integral part of these financial statements.

{A0035897.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company for the three month period ended June 30, 2006, and for its wholly-owned subsidiary, Wastech of West Virginia, Inc., for the date of its formation in April 2006 to June 30, 2006.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 3 - SHORT AND LONG-TERM DEBT

The Company had the following short-term loans outstanding as of June 30, 2006:

	June 30, 2006	December 31, 2005
Short-Term Debt – Non-Related Party
Patricia Potts	$ 50,000	$ 50,000
H.M. Flood Trust	980,000
	1,030,000	50,000

Short-Term Debt – Related Party
Bruce Blaser	$ 50,000	$ 50,000
NewWaste, Inc.	200,000	200,000
	250,000	250,000

At June 30, 2006, long-term debt consisted of a promissory note payable to H.M. Flood Trust in the principal amount of $4,000,000 that is due and payable in full without interest on April 13, 2009.  The Company imputes interest on the note at 8% per annum, which is included in accrued expenses.  The present value of the note on the date of issuance was $3,175,328.

NOTE 4 - EARNINGS PER SHARE

	Three months Ended June 30,
	2006	2005

Net income (loss) attributable to common shares	($ 122,577)	($ 80,265)

Weighted average common shares outstanding	102,317,789	85,596,146

Basic and dilutive income (loss) per common share	($ 0.001)	($ 0.001)

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company was not a party to any legal proceedings at June 30, 2006.

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

NOTE 6 – ISSUANCES OF COMMON STOCK

During the six months ended June 30, 2006, the Company issued 666,667 shares to Environmental Energy Services, Inc. (“EES”), pursuant to a Stock Purchase Agreement dated September 17, 2002 (the “2002 EES Agreement”), as amended in April 2003 and November 2003, for $60,000, or $0.09 per share.

During the six months ended June 30, 2006, the Company issued CLX & Associates, Inc. 5,000,000 shares of common stock in consideration for public relations services.

On April 12, 2006 the Company entered into a Stock Purchase Agreement with EES (the “2006 EES Agreement”), under which EES agreed to purchase 37,430,000 shares of the Company’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 is due and payable on August 25, 2006.  EES and the Company also agreed to amend the EES Agreement to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.  The Company agreed that EES would have the right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the Stock Purchase Agreement.  EES already had the right to appoint a member of the board of directors under the EES Agreement.  In addition, the Company agreed to enter into a consulting agreement with Richard D. Tuorto, Sr., the Company's current chairman and chief executive officer, under which Mr. Tuorto would be entitled to compensation of $150,000 per year for five years, provided that Mr. Tuorto shall be entitled to compensation of $250,000 per year for five years if for any reason he does not receive the compensation of $150,000 per year or does not remain on the board of directors.  To date, the consulting agreement with Mr. Tuorto has not been executed.  EES completed the purchase of the initial tranche on April 12, 2006 by purchasing 14,830,000 shares for $741,500.

On June 26, 2006, the Company and EES amended the 2006 EES Agreement to increase the amount of common stock to be sold to EES thereunder by 5,000,000 shares, which will result in additional proceeds to the Company of $250,000.  The Company simultaneously announced that it would use the proceeds to repurchase shares of its common stock on the open market. The amendment does not contain any timetable for the purchase of the additional 5,000,000 shares.

On April 13, 2006, the Company issued 11,750,000 shares of common stock to H.M. Flood Trust in connection with the acquisition of certain mineral rights in West Virginia from H.M. Flood Trust.  (See Note 7 – Acquisition of West Virginia Mineral Rights)

NOTE 7 – ACQUISITION OF WEST VIRGINIA MINERAL RIGHTS

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Effective January 1, 2006, the Company agreed to perform management services for an affiliate of the Company’s chairman and chief executive officer for $3,000 per month, which includes use office space leased by the Company.

On April 12, 2006, EES exercised its right to appoint a nominee to the board of directors under the EES Agreement by appointing Douglas C. Holsted to the board under the 2002 EES Agreement.

The Company paid Richard D. Tuorto, Sr., the Company’s chairman and chief executive officer, a fee of $93,500 in connection with the purchase of the Mineral Rights.

The agreements, with, and issuances of common stock to, EES that are described in “Note 6 – Issuances of Common Stock” constitute related party transactions.

NOTE 9 - SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three and six months ended June 30, 2006 were $9,000 and $18,000, respectively, as compared to revenues of $0 and $0 in the three and six months ended June 30, 2005, respectively.  The increase in revenues is attributable to management fee income of $3,000 per month that the Company receives from an entity affiliated with Richard D. Tuorto, Sr., the Company’s chairman and chief executive officer.

Costs and Expenses

Operating expenses in the three and six months ended June 30, 2006 were $75,034 and $124,858, respectively, as compared to $78,265 and $195,806 in the three and six months ended June 30, 2005, respectively. Operating expenses primarily consist of salaries of officers and other costs incurred to explore various business opportunities.

Operating Loss

The Company generated net operating losses of ($66,034) and ($106,858) in the three and six months ended June 30, 2006, respectively, as compared to net operating losses of ($78,265) and ($195,806) in the three and six months ended June 30, 2005, respectively.

Other Income (Expense)

In the three and six months ended June 30, 2006, the Company generated net other income (expense) of ($56,543) and ($61,542), respectively, as compared to other income (expense) of ($2,000) and ($4,000) in the three and six months ended June 30, 2005, respectively.  The substantial increase in net other expense was attributable to increased interest expense resulting from a non-interest bearing note in the principal amount of $4,000,000 which is due and payable on April 12, 2009 issued by the Company’s wholly-owned subsidiary, Wastech WV, in consideration for the Mineral Rights.  The Company imputes interest on the note at 8% per annum.  Also, in 2005 the Company received rental income of $1,000 per month from an affiliated entity, but not in 2006.  In 2006, the agreement to receive $1,000 per month in rental income was replaced with an agreement to receive $3,000 per month in management fees from a different affiliated entity.  The management fees are reported in revenues.

Net Income

In the three and six months ended June 30, 2006, the Company generated a net loss of ($122,577) and ($168,400), as compared to a net loss of ($80,265) and ($199,806) in the three and six months ended June 30, 2005.

The Company believes that its results from operations in the six months ended June 30, 2006 are not indicative of the Company's results of operations in future periods.  For a substantial part of the period, the Company’s operations during this period primarily consisted of the investigation of various business opportunities.  In the period ended June 30, 2006, the Company acquired the Mineral Rights (See Part I, Item 1, Note 7 – Acquisition of West Virginia Mineral Rights).  Subsequent to June 30, 2006, the Company contracted to purchase the CoalGas Assets (See Part I, Item 1, Note 9 – Subsequent Events).  Since purchasing the Mineral Rights, the Company has been evaluating whether to develop the Mineral Rights itself, lease the Mineral Rights to mining or energy companies in return for an overriding royalty, or sell parcels of the Mineral Rights to third parties.  The principle constraint on development of the Mineral Rights is the capital cost to develop the infrastructure and facilities to extract and market the minerals.  Since the Company does not currently have a ready source of capital to fund the development of the Mineral Rights itself, the Company is currently in the process of marketing the Mineral Rights to third parties.  In addition, as explained in “Liquidity and Capital Resources,” the Company has not met a material obligation incurred in the purchase of the Mineral Rights, which may jeopardize the Company’s interest in the Mineral Rights and the Company’s ability to exploit the Mineral Rights.

Liquidity and Capital Resources

As of June 30, 2006, the Company had cash and cash equivalents of $0, and a working capital deficiency of ($1,551,939).

A substantial part of the Company’s working capital deficiency is attributable to an obligation of $980,000 to the Flood Trust that was incurred by a subsidiary of the Company, Wastech WV, in connection with its acquisition of the Mineral Rights.  The obligation was originally due on August 25, 2006, and was extended to October 7, 2006.  At the same time that Wastech WV closed on the purchase of the Mineral Rights, the Company entered into the 2006 EES Agreement, under which EES agreed to make a $1,150,000 investment in the Company on August 25, 2006, which would have enabled Wastech WV to make the payment to the Flood Trust due on that date.  However, EES was unable to perform under the agreement, and it is not clear at this time when or if EES will ever be able to meet its obligation to the Company under the 2006 EES Agreement.  At this time, the Company does not have any alternative source of capital to enable Wastech WV to make the payment to the Flood Trust.  On October 10, 2006, the Flood Trust sued Wastech WV to recover a judgment for $980,000, plus $4,000,000 due by Wastech WV under a promissory note that is not due and payable until April 13, 2009.  Wastech WV’s inability to meet its obligations to the Flood Trust may jeopardize its interest in the Mineral Rights, and hinder its ability to exploit the Mineral Rights.  However, the Company has not guaranteed the obligations of Wastech WV to the Flood Trust, and therefore, Wastech WV’s inability to meet its obligations will not jeopardize any other assets or operations of the Company.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a loss from operations of ($106,858) in the six months ended June 30, 2006, and had significant unpaid accounts payable and accrued liabilities.  In addition, the Company has been dependent on the proceeds of sales its common stock to pay ongoing general and administrative costs, and there is substantial doubt as to whether the Company will receive any more payments from EES.  These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

The Company believes that its internal controls and procedures were sufficient, at June 30, 2006, for a Company which was not engaged in active operations.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

On October 10, 2006, the H.M. Flood Trust filed a lawsuit against Wastech of West Virginia, Inc. to recover the sum of $980,000 that was due on October 7, 2006, and $4,000,000 due under a promissory note dated April 13, 2006 that is due and payable on April 13, 2009.

Item 2. Changes in Securities.

During the quarter ended June 30, 2006, the Company issued 11,750,000 shares to common stock to H.M. Flood Trust as partial consideration for the acquisition of certain mineral rights in West Virginia by a subsidiary of the Company.

During the quarter ended June 30, 2006, the Company issued CLX & Associates, Inc. 5,000,000 shares of common stock in consideration for public relations services.

During the quarter ended June 30, 2006, the Company issued 14,830,000 shares of common stock to Environmental Energy Services, Inc. for $741,500, or $0.05 per share.

The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

At June 30, 2006, the Company was obligated to Patricia Potts in the amount of $50,000 pursuant to promissory note that was due and payable on June 1, 2003.  The Company has not paid the note, and the note remains in default.

At June 30, 2006, the Company was obligated to Bruce Blaser in the amount of $50,000 pursuant to a promissory note that was due and payable on August 15, 2003.  The Company has not paid the note, and the note remains in default.

Subsequent to June 30, 2006, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to June 30, 2006, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust due originally on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

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

{A0035897.DOC}