Form 10QSB
period 2006-09-30
WASTECH, INC.
filed 2006-11-29
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X; No __

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,217,407 shares of its Common Stock, $0.01 par value, as of November 27, 2006.

{A0035899.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035899.DOC}

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

ASSETS	September 30, 2006 (Unaudited)	December 31, 2005 (audited)
CURRENT ASSETS
Cash	$ -	$ 1,000
Prepaid expenses	12,500	-
Management fees receivable-Related party	14,000	-
Rents receivable-Related party	6,000	6,000
TOTAL CURRENT ASSETS	32,500	7,000

PROPERTY AND EQUIPMENT
Office equipment	6,868	6,868
TOTAL PROPERTY AND EQUIPMENT	6,868	6,868
Less accumulated depreciation	(1,765)	(730)
NET PROPERTY AND EQUIPMENT	5,103	6,138

OTHER ASSETS
Mineral rights	5,557,828	-
Investment in private companies, at cost	230,000	230,000
Investment in limited liability company, at cost	71,172	71,172
TOTAL OTHER ASSETS	5,859,000	301,172

TOTAL ASSETS	$ 5,896,603	$ 314,310

Accompanying notes are an integral part of the consolidated financial statements.

{A0035899.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2006 and December 31, 2005

(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2006 (Unaudited)	December 31, 2005 (Audited)
CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$ 337,961	$ 96,229
Cash drawn in excess of available balance	3,217	-
Notes payable	1,030,000	50,000
Prepaid management fees-Related party	-	7,000
Notes payable - related party	250,000	250,000
TOTAL CURRENT LIABILITIES	1,621,178	403,229

Long term debt, less current portion	3,175,328	-
TOTAL LIABILITIES	4,796,506	403,229

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized;116,257,012 and 83,606,789 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,162,570	836,068
Additional paid-in capital	17,380,593	16,218,095
Retained earnings (deficit)	(17,443,066)	(17,143,082)
TOTAL STOCKHOLDERS' EQUITY	1,100,097	(88,919)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,896,603	$ 314,310

Accompanying notes are an integral part of the consolidated financial statements.

{A0035899.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenues: Management fees related party	$ 9,000	$ -
Operating Expenses	73,919	94,406
Net Operating Income (Loss)	(64,919)	(94,406)

Other Income (Expense)
Interest expense	(68,850)	(5,000)
Gain on cancellation of shares	-	241,809
Rents	-	3,000
Miscellaneous income (expense)	185	(2,390)
Total Other Income (Expense)	(66,665)	237,419

Income (Loss) before income taxes	(131,584)	143,013

Provision for income taxes	-	-

Net Income (Loss)	$ (131,584)	$ 143,013

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.001)	$0.002
Weighted Average Common Shares Outstanding	115,979,234	85,596,146

Accompanying notes are an integral part of the consolidated financial statements.

{A0035899.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenues: management fees related party	$ 27,000	$ -
Operating Expenses	198,777	290,212
Net Operating Income (Loss)	(171,777)	(290,212)

Other Income (Expense)
Interest expense	(128,393)	(15,000)
Gain on cancellation of shares	-	241,809
Rents	-	9,000
Miscellaneous income (expense)	185	(2,390)
Total Other Income (Expense)	(128,208)	233,419

Income (Loss) before income taxes	(299,985)	(56,793)

Provision for income taxes	-	-

Net Income (Loss)	$ (299,985)	$ (56,793)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.003)	($0.001)
Weighted Average Common Shares Outstanding	112,277,086	83,603,241

The accompanying notes are an integral part of these financial statements.

{A0035899.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (299,985)	$ (56,793)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,035	192
Gain on cancellation of shares	-	(241,809)
Common Stock issued for services	50,000	-
Increase (decrease) in cash due to changes in:
Other current assets	(12,500)	-
Related party receivable	(14,000)	(9,000)
Prepaid management fees	(7,000)	-
Accounts payable and accrued expenses	241,733	(19,779)
Total Adjustments	259,268	(270,396)

NET CASH (USED) BY OPERATING ACTIVITIES	(40,717)	(327,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of mineral rights	(5,557,828)	-
Purchase of property, plant and equipment	-	(5,518)
Proceeds from sale of royalty	-	43,500

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(5,557,828)	37,982

The accompanying notes are an integral part of these financial statements.

{A0035899.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six months Ended September 30, 2006 and 2005

(Unaudited)

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	801,500	240,000
Proceeds from related party note payable	50,000	-
Common stock issued for mineral rights	587,500	-
Proceeds (payments) of short-term and long-term debt	4,155,328	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,594,328	240,000

NET INCREASE (DECREASE) IN CASH	$ (4,217)	$ (49,207)

CASH AT BEGINNING OF PERIOD	$ 1,000	$ 50,049

CASH AT END OF PERIOD	$ (3,217)	$ 842

SUPPLEMENTAL DISCLOSURES:	2006	2005

Cash paid for interest	$ -	$ -
Non-cash investing and financing activities:
Common stock issued for mineral rights	587,500	-
Common stock issued for services	50,000	-
Common stock issued for accrued expenses	-	226,809

The accompanying notes are an integral part of these financial statements.

{A0035899.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company for the nine month period ended September 30, 2006, and for its wholly-owned subsidiary, Wastech of West Virginia, Inc., for the date of its formation in April 2006 to September 30, 2006.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

NOTE 3 - SHORT AND LONG-TERM DEBT

The Company had the following short-term loans outstanding as of September 30, 2006:

	September 30, 2006	December 31, 2005
Short-Term Debt – Non-Related Party
Patricia Potts	$ 50,000	$ 50,000
H.M. Flood Trust	980,000
	1,030,000	50,000

Short-Term Debt – Related Party
Bruce Blaser	$ 50,000	$ 50,000
NewWaste, Inc.	200,000	200,000
	250,000	250,000

At September 30, 2006, long-term debt consisted of a promissory note payable to H.M. Flood Trust in the principal amount of $4,000,000 that is due and payable in full without interest on April 13, 2009.  The Company imputes interest on the note at 8% per annum, which is included in accrued expenses.  The present value of the note on the date of issuance was $3,175,328.

NOTE 4 - EARNINGS PER SHARE

	Three Months Ended September 30,
	2006	2005

Net income (loss) attributable to common shares	($ 131,584)	$ 143,013

Weighted average common shares outstanding	115,979,234	85,596,146

Basic and dilutive income (loss) per common share	($ 0.001)	$ 0.002

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company was not a party to any legal proceedings at September 30, 2006.

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

NOTE 6 – ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2006, the Company issued 1,222,223 shares to Environmental Energy Services, Inc. (“EES”), pursuant to a Stock Purchase Agreement dated September 17, 2002 (the “2002 EES Agreement”), as amended in April 2003 and November 2003, for $110,000, or $0.09 per share.

During the nine months ended September 30, 2006, the Company issued CLX & Associates, Inc. 5,000,000 shares of common stock in consideration for public relations services.

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

NOTE 8 – POTENTIAL ACQUISITION OF COALGAS ASSETS

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

NOTE 9– RELATED PARTY TRANSACTIONS

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

NOTE 10 - SUBSEQUENT EVENTS

On October 10, 2006, the Flood Trust filed a lawsuit against Wastech WV in Kanawha County, West Virginia, to recover the payment of $980,000 due on October 7, 2006, as well as the amount due on the $4,000,000 note due on April 13, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three and nine months ended September 30, 2006 were $9,000 and $27,000, respectively, as compared to revenues of $0 and $0 in the three and nine months ended September 30, 2005, respectively.  The increase in revenues is attributable to management fee income of $3,000 per month that the Company receives from an entity affiliated with Richard D. Tuorto, Sr., the Company’s chairman and chief executive officer.

Costs and Expenses

Operating expenses in the three and nine months ended September 30, 2006 were $73,919 and $198,777, respectively, as compared to $94,406 and $290,212 in the three and nine months ended September 30, 2005, respectively. Operating expenses primarily consist of salaries of officers and other costs incurred to explore various business opportunities.

Operating Loss

The Company generated net operating losses of ($64,919) and ($171,777) in the three and nine months ended September 30, 2006, respectively, as compared to net operating losses of ($94,406) and ($290,212) in the three and nine months ended September 30, 2005, respectively.

Other Income (Expense)

In the three and nine months ended September 30, 2006, the Company generated net other income (expense) of ($66,665) and ($128,208), respectively, as compared to other income (expense) of $237,419 and $233,419 in the three and nine months ended September 30, 2005, respectively.  The substantial increase in net other expense was attributable to increased interest expense resulting from a non-interest bearing note in the principal amount of $4,000,000 which is due and payable on April 12, 2009 issued by the Company’s wholly-owned subsidiary, Wastech WV, in consideration for the Mineral Rights.  The Company imputes interest on the note at 8% per annum.  Also, in 2005 the Company received rental income of $1,000 per month from an affiliated entity, but not in 2006.  In 2006, the agreement to receive $1,000 per month in rental income was replaced with an agreement to receive $3,000 per month in management fees from a different affiliated entity.  The management fees are reported in revenues.  Finally, in August 2005 the Company recorded an unusual gain of $241,809 from the cancellation of shares previously issued for compensation and accrued expenses.

Net Income

In the three and nine months ended September 30, 2006, the Company generated a net loss of ($131,584) and ($299,985), as compared to net income of $143,013 in the three months ended September 30, 2005 and a net loss of ($56,793) in the nine months ended September 30, 2005.

The Company believes that its results from operations in the nine months ended September 30, 2006 are not indicative of the Company's results of operations in future periods.  For a substantial part of the period, the Company’s operations during this period primarily consisted of the investigation of various business opportunities.  In the period ended September 30, 2006, the Company acquired the Mineral Rights (See Part I, Item 1, Note 7 – Acquisition of West Virginia Mineral Rights), and contracted to purchase the CoalGas Assets (See Part I, Item 1, Note 8 – Subsequent Events).  Since purchasing the Mineral Rights, the Company has been evaluating whether to develop the Mineral Rights itself, lease the Mineral Rights to mining or energy companies in return for an overriding royalty, or sell parcels of the Mineral Rights to third parties.  The principle constraint on development of the Mineral Rights is the capital cost to develop the infrastructure and facilities to extract and market the minerals.  Since the Company does not currently have a ready source of capital to fund the development of the Mineral Rights itself, the Company is currently in the process of marketing the Mineral Rights to third parties.  In addition, as explained in “Liquidity and Capital Resources,” the Company has not met a material obligation incurred in the purchase of the Mineral Rights, which may jeopardize the Company’s interest in the Mineral Rights and the Company’s ability to exploit the Mineral Rights.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $0, had an overdraft in its bank of $3,217, and a working capital deficiency of ($1,588,678).

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

The Company has been dependent on the sale of shares of its common stock to EES under the 2002 EES Agreement on a quarterly basis to generate funds to pay general and administrative expenses.  The 2002 EES Agreement provides for the sale of up to $75,000 shares to EES per quarter at the greater of $0.09 per share or the market price of the Company’s common stock at the time of the sale.  The quarterly payment is only payable to the extent there are excess proceeds from a technology royalty owned by EES after the satisfaction of prior liens on a royalty payment.  The last payment on the technology royalty is due in February 2008.  In May 2006, the Company did not receive its quarterly payment under the EES Agreement from the technology royalty because the amount of the payment was insufficient to satisfy senior liens against the payment.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May, August and November 2006, EES's share of the technology royalty was $33,597, $59,632 and $59,355, respectively, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  As a result, the Company may not receive any further payments under the 2002 EES Agreement.  However, in July 2006, EES partially made the quarterly payment that was payable in May 2006, notwithstanding the shortfall in the royalty payment received in that quarter.  In addition, the Company believes EES will make additional payments under the 2002 EES Agreement, notwithstanding the fact that it may not receive sufficient royalty proceeds, although at this time the Company has no legally binding agreement from EES to make those payments if the royalty payments are not actually received.  The Company may be unable to pay its general and administrative expenses if the quarterly royalty payments continue to be insufficient to enable to EES to make the contracted quarterly payments to the Company and EES is otherwise unable to make the payments.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a loss from operations of ($171,777) in the nine months ended September 30, 2006, and had significant unpaid accounts payable and accrued liabilities.  In addition, the Company has been dependent on the proceeds of sales its common stock to pay ongoing general and administrative costs, and there is substantial doubt as to whether the Company will receive any more payments from EES.  These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

The Company believes that its internal controls and procedures were sufficient, at September 30, 2006, for a Company which was not engaged in active operations.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

On October 10, 2006, the H.M. Flood Trust filed a lawsuit against Wastech of West Virginia, Inc. to recover the sum of $980,000 that was due on October 7, 2006, and $4,000,000 due under a promissory note dated April 13, 2006 that is due and payable on April 13, 2009.

Item 2. Changes in Securities.

During the quarter ended September 30, 2006, the Company issued EES 555,556 shares of common stock for $50,000, or $0.09 per share.

The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

At September 30, 2006, the Company was obligated to Patricia Potts in the amount of $50,000 pursuant to promissory note that was due and payable on June 1, 2003.  The Company has not paid the note, and the note remains in default.

At September 30, 2006, the Company was obligated to Bruce Blaser in the amount of $50,000 pursuant to a promissory note that was due and payable on August 15, 2003.  The Company has not paid the note, and the note remains in default.

Subsequent to September 30, 2006, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to September 30, 2006, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust due originally on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

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

(b) Reports on Form 8-K.

On July 20, 2006, the Company filed a Report on Form 8-K reporting in Item 1.01 of the entry into a material agreement to acquire the Mineral Rights, in Item 2.01 on the completion of the purchase of the Mineral Rights, in Item 2.03 on the incurrence of certain material obligations in connection with the purchase of the Mineral Rights, in Item 2.06 on the material impairment of the Company’s right to receive quarterly investments in its common stock under the 2002 EES Agreement, in Item 3.02 on certain unregistered sales of common stock, in Item 5.01 on a potential change in control of the Company, in Item 5.02 on the appointment of Douglas C. Holsted to the board of directors, in Item 8.01 on the failure of a bid to perform services in connection with the federal cleanup of New Orleans, and in Item 9.01 on the filing of certain exhibits.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASTECH, INC.
Date: November 28, 2006	/s/ Douglas Holsted*
By: Douglas Holsted, Chief Financial Officer

*By Robert J. Mottern pursuant to Power of Attorney dated November 28, 2006.

{A0035899.DOC}