Form 10QSB
period 2003-06-30
WASTECH, INC.
filed 2006-11-30
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

{A0035798.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035798.DOC}

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

ASSETS	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
CURRENT ASSETS
Cash	$ 128,576	$ 156,893
Marketable Securities	--	1,250,000
Accounts Receivable	2,774,405	3,367,457
Notes Receivable – Related Party	804,808	--
Advance Receivable – Related Party	21,250	--
Prepaid Expenses	419,279	198,257
Notes Receivable – Brokers	132,162	132,162
TOTAL CURRENT ASSETS	4,280,480	5,104,769

PROPERTY AND EQUIPMENT
Building and Leasehold Improvements	407,844	407,881
Vehicles	763,258	771,775
Heavy Equipment	303,200	303,200
Computers and office equipment	43,681	43,126
Furniture and fixtures	21,416	21,416
TOTAL PROPERTY AND EQUIPMENT	1,539,399	1,547,398
Less accumulated depreciation	303,012	193,177
NET PROPERTY AND EQUIPMENT	1,236,387	1,354,221

OTHER ASSETS
Deposits and Other Assets	5,000	98,094
TOTAL OTHER ASSETS	5,000	98,094

TOTAL ASSETS	$ 5,521,867	$ 6,557,084

Accompanying notes are an integral part of the consolidated financial statements.

{A0035798.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

(CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$ 4,812,086	$ 3,997,935
Note(s) payable - related party	2,094,126	1,618,001
Deferred Revenue	5,000	5,000
Current Maturities of Long Term Debt	1,956,753	4,670,296
TOTAL CURRENT LIABILITIES	8,867,965	10,291,232

Long-term debt, net of Current Portion	100,000	584,476

TOTAL LIABILITIES	8,967,965	10,875,708

STOCKHOLDERS' EQUITY
Series A non-cumulative convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 152,889 shares issued and outstanding at June 30, 2003 and December 31, 2002	1,529	1,529
Common stock, $0.01 par value, 200,000,000 shares authorized; 91,475,883 and 78,800,875 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	914,759	788,009
Additional paid-in capital	15,560,696	14,079,129
Retained earnings (deficit)	(19,878,951)	(19,143,160)
Accumulated other comprehensive (loss)	(44,131)	(44,131)
TOTAL STOCKHOLDERS' EQUITY	(3,446,098)	(4,318,624)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,521,867	$ 6,557,084

Accompanying notes are an integral part of the consolidated financial statements.

{A0035798.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002

Revenues	$ 5,895,412	$ 10,774,003
Operating Expenses	6,647,413	10,710,217
Net Operating Income (Loss)	(752,001)	63,786

Other Income (Expense)
Interest expense	(29,549)	(163,487)
Loss on impairment of asset	(1,250,000)	--
Total Other Income (Expense)	(1,279,549)	(163,487)

Income (Loss) before income taxes and cumulative effect of accounting change	(2,031,550)	(99,701)

Provision for income taxes	--	--

Income (Loss) before cumulative effect of accounting change	(2,031,550)	(99,701)

Cumulative effect of accounting change	--	450,000

Net Income (Loss)	($ 2,031,550)	$ 350,299

Basic and diluted Earnings (Loss) per common share before cumulative effect of accounting change	$ (0.023)	$ (0.001)
Basic and Diluted Earnings (Loss) Per Share of Common Stock	$ (0.023)	$ 0.005
Weighted Average Common Shares Outstanding	89,110,286	75,205,669

The accompanying notes are an integral part of these financial statements.

{A0035798.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002

Revenues	13,236,079	13,764,005
Operating Expenses	14,449,050	14,391,110
Net Operating Income (Loss)	(1,212,971)	(627,105)

Other Income (Expense)
Interest expense	(122,561)	(200,887)
Loss on impairment of asset	(1,250,000)	--
Gain in settlement of debt	1,849,741	--
Total Other Income (Expense)	477,180	(200,887)

Income (Loss) before income taxes and cumulative effect of accounting change	(735,791)	(827,992)

Provision for income taxes	--	--

Income (Loss) before cumulative effect of accounting change	(735,791)	(827,992)

Cumulative effect of accounting change	--	(7,165,558)

Net Income (Loss)	($ 735,791)	($ 7,993,550)

Basic and diluted Earnings (Loss) per common share before cumulative effect of accounting change	$ (0.009)	$ (0.012)
Basic and Diluted Earnings (Loss) Per Share of Common Stock	$ (0.009)	$ (0.12)
Weighted Average Common Shares Outstanding	84,030,581	66,745,967

The accompanying notes are an integral part of these financial statements.

{A0035798.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (735,791)	($ 7,993,550)
Adjustments to reconcile net loss to net cash used by operating activities:
Cumulative effect of accounting change	--	7,165,558
Depreciation	117,584	120,679
Gain (Loss) on disposal of assets	--	8,731
Noncash gain from settlement of debt	(1,849,741)	--
Net Loss on impairment of for sale securities	1,250,000	--
Common Stock issued for interest	34,500	--
Common Stock issued for services	3,369	818,973
Increase (decrease) in cash due to changes in:
Accounts receivable	593,052	(869,128)
Other current assets	--	(49,390)
Prepaid expenses	(221,022)	--
Accounts payable	814,151	1,521,324
Contingent liabilities	--	(95,000)
Other current liabilities	--	(660,915)
Total Adjustments	741,893	7,960,832

NET CASH (USED) BY OPERATING ACTIVITIES	6,102	(32,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	8,554	--
Purchase of property, plant and equipment	(8,303)	(403,200
Disposition of other assets	93,094	--
Acquisition of subsidiary	--	(50,000)
Related party loan	(826,059)	--

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(732,714)	(453,000)

The accompanying notes are an integral part of these financial statements.

{A0035798.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	1,687,948	89,350
Repayment of notes payable	(863,802)	(71,238)
Repayments of related party debt, net of proceeds	(8,351)	357,273
Payments for treasury stock	(117,500)	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	698,295	517,861

NET INCREASE (DECREASE) IN CASH	($ 28,317)	$ 31,973

CASH AT BEGINNING OF PERIOD	$ 156,893	$ 3,439

CASH AT END OF PERIOD	$ 128,576	$ 35,382

SUPPLEMENTAL DISCLOSURES:

	2003	2002

Cash paid for interest	$ 105,076	$ 284,613
Non-cash Investing and Financing Activities:
Common stock issued as payment of interest expense	$ 34,500	--

The accompanying notes are an integral part of these financial statements.

{A0035798.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company and its wholly-owned subsidiaries, Stony's Trucking Company (and subsidiaries) and CV Transportation, Inc., for the three month period ended June 30, 2003.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives. At June 30, 2003, hedging relationships exist for indebtedness.

NOTE 3 - SHORT TERM DEBT

The Company obtains short-term working capital financing for its operations by means of an accounts receivable factoring agreement with Systran Financial Services Corporation ("Systran").  The agreement with Systran is a one year agreement renewable annually. As part of the Agreement with Systran, the Company agreed to present, on a monthly basis, a Minimum Anticipated Volume of accounts receivable equivalent to $2,000,000 for Systran to purchase.  For this service, the Company agreed to pay a discount fee of 0.25% of the face amount of all accounts receivables purchased.  In addition, the Company agreed to pay interest at an annual rate equal to the daily prime rate (as announced by Wells Fargo Bank, N.A.) plus 2.25% on the Company's outstanding balance with Systran.  The Company had the following short-term loans outstanding as of June 30, 2003:

	June 30, 2003	December 31, 2002
Short-Term Debt – Non-Related Party
Key Bank Line of Credit	$ -0-	$ 4,204,600
Systran	1,655,133	-0-
Key Bank, note payable, payable in monthly installments of $25,000 plus interest at a variable rate equal to the lower of LIBOR plus 2.75% or the bank's prime rate plus 0.25%. The interest rate in effect at December 31, 2002 was 4.13%. Due on demand. Secured by all the assets of Stony's Trucking Company.	273,849	300,000
Key Bank, note payable, payable in monthly installments of $1,256 plus interest. The Company was in default in this note as of December 31, 2002. As a result of the default, the interest rate increased from a fixed rate of 8.25% to a fixed rate of 11.25% effective April 2002. Due on demand. Secured by all the assets of Stony's Trucking Company.	27,771	165,696
Total	1,956,753	4,670,296
Less principal payments due within one year	1,956,753	4,670,296
Long-Term Debt	$ -0-	$ -0-

Short-Term Debt – Related Party
Richard D. Tuorto, Sr.	$ -0-	$ 86,000
Citadel Investment Corporation	2,456	37,488
Intercontinental Holdings, Inc.	-0-	9,000
William L. Tuorto	49,000	46,098
Gregory J. Gibson	1,374,868	1,356,089
Bruce Blaser	50,000	-0-
Patricia Potts	717,802	667,802
Total	$ 2,194,126	$ 2,202,477
Less principal payments due within one year	2,094,126	1,618,001
Net Long-Term Debt – Related Party	$ 100,000	$ 584,476

NOTE 4 - EARNINGS PER SHARE

	Three Months Ended June 30
	2003	2002

Net income (loss) attributable to common shares	($ 2,031,550)	$ 350,299

Weighted average common shares outstanding	89,110,216	75,205,669

Basic and dilutive income (loss) per common share	($ 0.023)	$ 0.005

The Company's outstanding convertible preferred shares were not included in the computation of weighted average shares outstanding because the effect of their inclusion would be anti-dilutive.

NOTE 5 - INCOME TAXES

The Company has elected to take advantage of the five year carry-back for federal income tax purposes. In doing so the Company anticipates a refund of approximately $450,000 of taxes previously paid by Stony's which is recorded as a Federal Income Tax Receivable.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company was a party to various legal proceedings prior to reorganizing as a holding company on March 18, 2004 (See Note 9 - Subsequent Events). The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2002 and Item 1 of Part II of its Quarterly Report on Form 10QSB for the quarter ending March 31, 2003 are hereby incorporated by reference.

Stock Issuance

Three forward stock splits have occurred since the issuance of the Series A non-cumulative convertible preferred stock, and the number of shares of preferred stock was adjusted only with respect to one of such stock splits. If the number of shares of preferred stock were adjusted proportionately for all three stock splits, the number of shares of preferred stock outstanding as of December 31, 2001 would have been 611,556 shares.  The Company does not believe that the holders of preferred stock are entitled to the issuance of additional preferred stock in connection with the stock splits (see Note 9 herein).

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

On April 7, 2003 the Company repurchased 1,428,572 and 250,000 shares of common stock from Mr. William L. Tuorto and a third party, respectively, at a price of $0.07 per share.

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

At June 30, 2003, Stony’s owed Gregory J. Gibson, a director and the Company's chief executive officer, a total of $1,374,868 under various agreements.

At June 30, 2003, Stony's owed Patricia Potts, Mr. Gibson's mother, a total of $717,802 under various agreements.

On April 7, 2003 the Company repurchased 1,428,572 shares of common stock from Mr. William L. Tuorto at a price of $0.07 per share.  The Company repurchased 250,000 shares of common stock from an unrelated party at the same price on the same date.

During the quarter ended June 30, 2003, the Company issued 13,383,580 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended April 3, 2003, for $1,672,948, or $0.125 per share.  The Company simultaneously loaned EES $844,483 pursuant to a promissory note dated April 7, 2003 which bears interest at five percent (5%) per annum, and is secured by a lien on EES's interest in the royalty agreement.

During the quarter ended June 30, 2003, the Company paid $21,250 of audit costs for the Company’s 2002 audit that are the responsibility of Mr. Gibson under the agreement under which the Company acquired Stony’s on March 5, 2002.

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

In April 2003, EES received its first distribution under the royalty agreement.   After satisfying prior liens on the royalty distribution, EES paid the Company $1,672,947.50 to purchase 13,383,580 shares of common stock of the Company.   The Company simultaneously loaned EES $844,483.16 pursuant to a promissory note dated April 7, 2003 which bore interest at five percent (5%) per annum, and was secured by a lien on EES's interest in the royalty agreement. The Company and EES agreed that all distributions on the royalty agreement to which the Company was entitled would be applied in the following manner:  first to the payment of costs, interest and principal due under the April 7, 2003 Note, second to the purchase of additional shares of Company common stock under the September 2002 Agreement, and third to the purchase of shares of Gulftex common stock from the Company.

EES had the right to terminate its obligation to purchase shares under the EES Agreement  in the event there was a materially adverse change in the business or financial condition of the Company.  On August 13, 2003, following the sale of the Company’s trucking operations, EES sent the Company a letter notifying the Company of its decision to terminate its obligation to purchase shares of the Company’s common stock under the EES Agreement on the grounds that a material adverse change had occurred in the Company’s financial condition.  Following the receipt of the letter from EES, the Company and EES renegotiated the EES Agreement, the material terms of which are as follows:

•

The Company cancelled the April 7, 2003 note from EES in the original principal amount of $844,483.16.  As a result, EES was deemed to have purchased all shares of common stock purchased to date (13,383,580 shares) for all payments made to the Company to date, net of amounts loaned back to the Company by EES.  That resulted in a total purchase price for the shares already purchased of $905,535.13, or $0.0676601 per share, instead of $0.125 per share as specified in the original EES Agreement.

•

EES agreed to use $1,100,000 of payments from the technology royalty to purchase additional shares of common stock from the Company on the following schedule:  $20,000 from the royalty payment due for the quarter ended June 30, 2003, and $60,000 from the royalty payment due for all succeeding quarters.  The purchase price of each share purchase will be the greater of $0.09 per share or the average market price of the Company’s common stock for the five days preceding the receipt of each royalty payment.

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

In May 2006, the Company did not receive its quarterly payment under the EES Agreement from the technology royalty because the amount of the payment was insufficient to satisfy senior liens against the payment.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May and August 2006, EES's share of the technology royalty was $33,596.76 and $59,632.06, respectively, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  As a result, the Company may not receive any further payments under the EES Agreement.  However, EES has agreed to make the quarterly payment that was payable in May 2006, notwithstanding the shortfall in the royalty payment received in that quarter.  In addition, the Company believes EES will make additional payments under the EES Agreement, notwithstanding the fact that it may not receive sufficient royalty proceeds, although at this time the Company has no legally binding agreement from EES to make those payments if the royalty payments are not actually received.

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

Pursuant to the Asset Purchase Agreement, Filbin entered into a management agreement with GJG Management, LLC to perform management services for Filbin for one year following the date of the sale.  GJG Management, LLC is owned and controlled by Gregory J. Gibson, then the Company’s chief executive officer and a director of the Company.  In addition, Filbin agreed to lease a building in Youngstown, Ohio out of which Stony’s operated from Mr. Gibson for $7,500 per month for six months.

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

Transactions with McRal Co.

In November 2002, the Company licensed the rights to a series of patents to an alternative system for transporting waste by means of specialized containers (hereinafter, the "Jezco Patents"). The Jezco Patents concern an innovative means of containerizing waste materials for transportation via traditional flatbed and box-van trailers commonly used in the transportation of goods and commodities. The system allows otherwise undesirable materials to be transported through means previously unavailable. By providing additional transportation options, the Jezco Patents facilitate the disposal of waste generated in areas with high disposal costs, such as the Northeast, to areas with low disposal costs, such as the Mid-Atlantic States. Since licensing the Jezco Patents, the Company, through its subsidiary CV Transportation, Inc. ("CVT"), has been testing the concept at various disposal sites in the Northeast.  The Jezco Patents are identified by the United States Patent and Trademark Office (USPTO) as numbers 5,281,073, "apparatus for the transport and management of liquid bearing waste;" 5,873,593, "piggyback truck transport system;" 6,019,565, "container lifting and transport apparatus;" and 6,149,373, "rim engaging container manipulation apparatus."

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

•

The Company agreed to use its best efforts to acquire at least 60% of the issued and outstanding common stock (the "ABS Stock") of Absolute Waste Services, Inc. ("ABS"), which is a waste transportation and disposal firm based in Texas. If the Company was unable to acquire the ABS Stock, the Company was entitled to propose to McRal that a controlling interest be obtained in a similar waste operation, with appropriate adjustments to the rights and liabilities of the parties.

•

In the event the Company acquired the ABS Stock, the Company was obligated to convey to NewWaste shares of ABS Stock representing ownership of 9% of the common stock of ABS on a fully-diluted basis. In addition, the Company would have been obligated to convey to NewWaste additional shares of ABS Stock to the extent necessary to maintain NewWaste's ownership of ABS at 9% of the outstanding shares on a fully-diluted basis. NewWaste would have the option to acquire the ABS Stock owned by the Company for a price per share equal to the greater of a) two (2) times earnings beore interest, taxes, depreciation and amortization, divided by the total number of shares of ABS Stock outstanding on a fully-diluted basis, and b) $0.50 per share. The option could only be exercised between the first (1st) and fifth (5th) anniversary of the acquisition of the ABS Stock.  The Company was not able to complete the acquisition of ABS or any alternative entity.

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

Pursuant to the reorganization, each share of common stock of CVI became entitled to receive one share of common stock of Wastech and each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of CVI automatically became convertible into an equivalent number shares of common stock or preferred stock of Wastech.  Prior to the reorganization, the Company’s common stock was traded on the Pink Sheets under the symbol "CVIA."   Following the reorganization, the Company received a new cusip number for its common stock, and a new trading symbol, "WTCH".

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

"If the Company fails to have $2,000,000 or more pre-tax earnings for the twelve months ended June 30, 2002, exclusive of extraordinary items and non recurring items, or upon the failure of the Company's Common stock Does not trade for at least $10.00 for ten days between June 30, 2002 and August 15, 2003, then the company will declare a dividend on each Series A Preferred Stock of one-fifth share of Series A preferred stock. The Company will declare a similar dividend on the Preferred Stock unless the Common Stock trades above $10.00 per share for 20 consecutive days after July 15, 2003 but before August 15, 2003, or if the Company fails to have pre-tax earnings of $2,000,000 exclusive of extraordinary and non-recurring items." (sic)

The Company's common stock never traded above $10.00 per share at any time in the periods described in the resolution, nor did the Company have pre-tax earnings of $2,000,000 or more during the years ended June 30, 2002 or 2003.  Therefore, none of the conditions under which the dividends would not be payable occurred.  Accordingly, on August 15, 2003, the Company paid the following dividends on the Series A Preferred Stock: 1) a dividend of one-fifth (1/5th) of a share of Series A Preferred Stock on each outstanding share of Series A Preferred Stock; and 2) a dividend of one-fifth (1/5th) of a share of Series A Preferred Stock on each outstanding share of Series A Preferred Stock immediately after the dividend described in the preceding paragraph.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three and six months ended June 30, 2003 were $5,895,412 and $13,236,079, respectively, as compared to revenues of $10,774,003 and $13,764,005 in the three and six months ended June 30, 2002, respectively. The substantial decrease in revenues in 2003 as compared to 2002 was attributable to the Company's loss of contracts in it trucking operations due to liquidity problems which prevented the Company from handling as much business as in the prior year.  The Company had two operating subsidiaries -- Stony's and CV Transportation, Inc. Stony's trucking operations are seasonal, with the first quarter historically experiencing lower revenues than other quarters due to its concentration in hauling open, flat-bed trailers.

Costs and Expenses

Operating expenses were $6,647,413 and $14,449,050 in the three and six months ended June 30, 2003, respectively, as compared $10,710,217 and $14,391,110 in the three and six months ended June 30, 2002. The substantial decrease in operating expenses was the result of decreased levels of business resulting from the Company's loss of contracts since the acquisition of Stony's in March 2002.

Operating Loss

The Company generated net operating losses of ($752,001) and ($1,212,971) in the three and six months ended June 30, 2003, respectively, as compared to operating income (loss) of $63,786 and ($627,105) in the three and six months ended June 30, 2002, respectively.  The Company's operating income decreased in 2003 as compared to 2002 due to liquidity problems and operating losses at its Stony’s trucking operations.

Other Income (Expense)

The Company incurred net interest expense of ($29,549) and ($122,561) in the three and six months ended June 30, 2003, respectively, as compared to ($163,487) and ($200,887) in the three and six months ended June 30, 2002. The decrease in net interest expense was the result of a significant reduction in the level of interest bearing debt due to the settlement of the Company's line of credit with Key Bank at a substantial discount.  During the quarter ended March 31, 2003, the Company recorded a gain of $1,849,741 resulting from the satisfaction of the line of credit with Key Bank at a substantial discount to the amount owed.  During the quarter ended June 30, 2003, the Company recorded a loss of ($1,250,000) resulting from the write-off of the Company’s investment in shares of common stock of Gulftex Energy Corporation, which the Company acquired in December 2002 as proceeds from the sale of its former subsidiary, Southeastern Research & Recovery, Inc.

Net Income

The Company generated a net loss before cumulative effect of accounting change of ($2,031,550) and ($735,791) in the three and six months ended June 30, 2003, respectively, as compared to a net loss before cumulative effect of accounting change of ($99,701) and ($827,992) in the three and six months ended June 30, 2002, respectively.  The Company recorded income of $450,000 from an accounting change in the three months ended June 30, 2002, which was attributable to an income tax refund which the Company determined it could claim in that period.  In the six months ended June 30, 2002, the Company recorded a net loss from two accounting changes in the amount of ($7,165,558), which was attributable to a one-time non-cash charge of approximately $7.6 million resulting from the reduction in the carrying value of goodwill recorded in the acquisition of Stony’s, offset by an unusual gain of $450,000 resulting from an income tax refund claimed by the Company.

The Company believes that its results from operations in the three and six months ended June 30, 2003 are not indicative of the Company's results of operations in future periods.  Stony's business was severely hampered by liquidity problems associated with the availability of credit under its factoring line with Systran.  As a result, the Company was forced to reduce its level of operations to what could be financed through its available credit lines.  During the quarter ended June 30, 2003, the Company began discussions with potential buyers regarding a sale of Stony’s, and completed a sale in August 2003.

Liquidity and Capital Resources

As of June 30, 2003, the Company had cash and cash equivalents of $128,576, and a working capital deficiency of ($4,587,485).  As of June 30, 2003, the Company's two business segments were operating at a loss, and the Company was in discussions to sell its largest business segment (Stony’s), which it completed in August 2003.

In the quarter ended June 30, 2003, the Company received an initial payment of approximately $1,672,948 under a Stock Purchase Agreement with Environmental Energy Services, Inc. ("EES"), and expects to receive additional payments under the Stock Purchase Agreement on a quarterly basis through February 2008.  However, despite the receipt of payments under the Stock Purchase Agreement, the Company determined that it lacked sufficient capital to operate Stony’s profitably, and accordingly commenced discussions with potential buyers of Stony’s in the quarter ended June 30, 2003.  The Company completed a sale of Stony’s in August 2003.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net operating loss of ($752,001) in the six months ended June 30, 2003, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

As of June 30, 2003, the Company lacked sufficient internal controls and procedures with respect to its trucking operations (Stony's).  The Company's trucking operations used computer software for accounting that was custom-developed for it a number of years ago, and had weaknesses in manual internal controls.  Among the defects in the software were a lack of access control to the general ledger, difficulties in reconciling accounts, difficulties in tracking receivables, and the ability to issue checks out of sequence.  In addition, the Company had not instituted internal procedures to create checks and balances within its accounting department.  The Company investigated the cost and features of other accounting software packages, and brought in additional skilled personnel to provide assistance in generating financial reports.  However, the Company did not have sufficient cash flow or capital to pay the costs associated with transitioning to a new accounting system or increasing the size of its accounting staff on a permanent basis.  The issues relating to the lack of internal controls and procedures at Stony’s became moot with the sale of Stony’s in August 2003.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

The Company is a party to a considerable number of legal proceedings.  The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2002, is hereby incorporated by reference.

On October 10, 2006, the H.M. Flood Trust sued a subsidiary of the Company, Wastech of West Virginia, Inc. in Kanawha County, West Virginia, to recover $980,000 that was due on October 7, 2006, and $4,000,000 that was due under a promissory note due on April 13, 2009.  The Company is defending the lawsuit.

Item 2. Changes in Securities.

During the quarter ended June 30, 2003, the Company issued 150,000 shares of restricted common stock to the son of the Chairman of the Company as prepaid interest on a loan in the amount of $49,000, and 150,000 shares of restricted common stock to the brother of the Company's Advisory Board member as prepaid interest on a loan in the amount of $50,000.

During the quarter ended June 30, 2003, the Company issued 70,000 shares of restricted common stock to an accountant of the Company in exchange for an outstanding balance due for services rendered in the amount of $3,369.15, or $.05 per share.

During the quarter ended June 30, 2003, the Company issued 13,383,580 shares to EES pursuant to the EES Agreement, dated September 17, 2002, as amended on April 3, 2003, for consideration of $1,672,947.50, or $0.125 per share.

The securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

At June 30, 2003, the Company was not in compliance with certain covenants in its factoring agreement with Systran Financial Services Corporation.

At June 30, 2003, the Company was in default on two loans from Key Bank secured by equipment of Stony’s.

At June 30, 2003, the Company was obligated to Patricia Potts in the amount of $50,000 pursuant to promissory note that was due and payable on June 1, 2003.  The Company has not paid the note, and the note remains in default.

The Company is obligated to Bruce Blaser in the amount of $50,000 pursuant to a promissory note that was due and payable on August 15, 2003.  The Company has not paid the note, and the note remains in default.

Subsequent to June 30, 2003, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to June 30, 2003, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

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

{A0035798.DOC}