Form 10KSB
period 2003-12-31
WASTECH, INC.
filed 2006-11-30
CIK 868074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-18824

WASTECH, INC.

(Name of small business issuer in its charter)

Oklahoma	56-2451079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Broad Street, Suite 3A, Charleston, South Carolina 29401

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (843) 805-6620

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __  No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer’s revenues for its most recent fiscal year: $0.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of November 29, 2006 was $286,779 based upon the closing bid price of $0.005 per share as reported by the trading and market services of the Pink Sheets, LLC.

{A0035900.DOC}

As of November 27, 2006, the Registrant had outstanding 117,217,407 shares of its Common Stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

{A0035900.DOC}2

{A0035900.DOC}3

Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking statements." These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward- looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Wastech, Inc. (the “Company”) was incorporated under the laws of the State of Oklahoma in March 2004 as a holding company formed from Corporate Vision, Inc., an Oklahoma corporation (“CVI”), and as such is a successor to CVI pursuant to Rule 12g-3(a) promulgated under the Securities Exchange Act of 1934.  CVI was incorporated under the laws of the State of Oklahoma in November 1990.

The Company operated as a privately held corporation until May 1995, when the shareholders of CVI approved a merger of the Company with Trident Enterprises, Inc., a company subject to the reporting requirements of the Securities Exchange Act of 1934.  Subsequent to the merger, Trident ceased to exist and CVI became the surviving corporation.  In June 1995, CVI’s common stock began trading on the OTC Bulletin Board under the symbol "CVIA".

From June 1995 to August 1997, CVI’s primary business was the development and production of custom CD-ROM, CD-i, On-line, and Internet products for the corporate and consumer markets, and in particular for use by companies in their training and marketing activities.  CVI was principally involved in the development and production of interactive training programs on CD-ROM for one corporate customer, the Dowell Division of Schlumberger Technology Corporation, an international well logging, seismic and service company, under a production agreement dated January 1, 1995.  CVI completed the interactive training project for Dowell during December 1996 and failed to obtain any new orders to develop CD-ROM titles.  Consequently, in August 1997, CVI ceased operations.

From August 1997 to August 1998, CVI had no operations, produced no revenue, and its sole activity consisted of searching for a suitable operating company to merge into CVI.  No suitable companies were found and, in August 1998, new officers and a new Board of Directors was appointed.

Business Incubator

From August 1998 to 2001, CVI's principle business was to act as an incubator, consultant and strategist to emerging growth companies.  Typically, CVI acquired minority equity interests in its clients in

{A0035900.DOC}4

consideration for cash, common stock of CVI, or both.  In addition, CVI agreed to pay legal and accounting costs associated with capital raising, including initial public offerings, and provided advice and assistance in raising capital, corporate structuring, and other financial matters.  CVI had limited success with this business strategy.  Specifically, none of CVI’s client companies were able to complete an initial public offering.  The reasons for the poor success were the underestimation of legal and accounting costs associated with the initial public offering process, difficulties in obtaining approval of registration statements by federal regulators, and adverse changes in the market environment for technology and internet-related offerings that have reduced investor demand for CVI’s offerings.

In February 2001, CVI appointed a new board of directors, which evaluated all of CVI’s investments in, and contractual obligations to, its client companies to determine which constituted viable investments.  The new board did not elect to continue CVI’s prior incubator strategy.  All of the investments were written down to zero on CVI’s financial statements, because none had any realizable value.

Liquid Waste Disposal Operations

On June 21, 2001, CVI acquired all the issued and outstanding shares of common stock of Southeastern Research and Recovery, Inc. ("SRR"), a South Carolina corporation, from Global Eco-Logical Services, Inc. ("Global”) in exchange for 22,500,000 shares (the "CVIA Shares") of common stock of CVI.  SRR operated a non-hazardous waste facility on 3.25 acres of land in Ehrhardt, South Carolina, that processed industrial sludge for commercial and industrial customers in the South Carolina/Georgia area prior to its disposal in traditional municipal solid waste (MSW) landfills.  On December 9, 2002, CVI sold SRR to Gulftex Energy Corporation (“Gulftex”), in exchange for 5,250,000 post-split shares of Gulftex common stock.  Concurrently therewith, CVI entered into an agreement to sell all of its Gulftex shares to Environmental Energy Services, Inc. (“EES”) at a price of $0.02381 per share, subject to EES's receipt of funds under a royalty agreement.  Subsequently, Gulftex ceased operations and liquidated, rendering the shares of Gulftex shares owned by CVI worthless.  As a result, EES terminated its obligation to purchase any Gulftex shares from CVI.

Trucking Operations

On March 5, 2002, CVI acquired Stony's Trucking Co. ("Stony's"), and subsidiaries thereof, from Gregory J. Gibson.  The acquisition of Stony's occurred by the merger of Stony's Acquisition Corp., a wholly-owned subsidiary of CVI, with and into Stony's (the "Merger").  As a result of the Merger, all of the issued and outstanding common stock of Stony's was exchanged for $50,000 cash, a note for $150,000 due thirty days after the Merger, and 20,000,000 shares of common stock of CVI, which resulted in Stony's becoming a wholly-owned subsidiary of CVI. The number of CVI shares issued to Mr. Gibson was subject to adjustment six and twelve months after the acquisition date to the extent the fair market value of the CVI shares was not equal to or greater than $2,000,000 at each date.

Pursuant to the Merger, Mr. Gibson was appointed the chief executive officer of CVI.  Further, pursuant to the Merger, CVI agreed to reduce the number of voting directors to two, and appointed Mr. Gibson.  Richard D. Tuorto, Sr. was appointed as the other director.  A. Leon Blaser, the former chairman of the board of the Company, became the sole member of CVI’s advisory committee.

In connection with the acquisition of Stony's, CVI entered into the following additional agreements:

{A0035900.DOC}5

?

An Employment Agreement, under which CVI agreed to employ Mr. Gibson as chief executive officer for a five year period.

?

A Management and Operations Agreement, under which CVI contracted with GJG Management, LLC, a company wholly-owned by Mr. Gibson, to manage Stony's and its subsidiaries through December 31, 2007.  Under the agreement, the GJG Management, LLC was entitled to a management fee of $10 per month, and CVI was entitled to receive overhead fee of $5,000 per month.

?

A Stockholders' Agreement, under which Mr. Gibson and Global agreed, inter alia, that Mr. Gibson would vote his shares of common stock in the Company in favor of Global’s nominee for director, Global would vote its shares of common stock in the Company in favor of Mr. Gibson's nominee for director, Mr. Gibson and Global each would not approve certain major corporate actions without the consent of the other, and Global agreed not to sell, except under certain conditions, 15,000,000 shares of common stock it held in CVI for one year.  In September 2002, CVI entered into an agreement to sell up to 20,000,000 shares of common to EES at $0.125 per share, and the Stockholders' Agreement was amendment to add EES as a party thereto.   Under the amendment, EES agreed to vote its shares of common stock in favor of the nominees of Mr. Gibson and Global to the board.  In addition, EES was entitled to nominate a director to the board whenever its total purchases of common stock exceeded $500,000.  In April 2003, EES's total purchases of common stock exceeded $500,000, but it did not exercise its right to appoint a nominee to the Company's board until April 2006.

?

A Pledge Agreement, under which CVI pledged its shares of common stock in Stony's to secure its obligations to Mr. Gibson.

?

A Right of Rescission Agreement, under which each party granted the other the right to rescind the transaction under certain circumstances.

Stony's and its subsidiaries operated as a common and contract carrier transporting goods and commodities in the lower forty-eight states, as well as Canada and Mexico. Approximately 60% of Stony's business involved the shipment of materials by flatbed trailers, about 30% by intermodal containers, and the remaining 10% by vans. Historically, Stony's business had been concentrated on the shipment of steel and steel building products.  Of Stony's flatbed business, approximately 30% related to iron and steel shipments, 25% related to building materials, 20% related to machinery, and the remainder was general freight shipments.  Stony's fleet consisted of approximately 300 trucks and 375 trailers, of which 17 trucks and 28 trailers were company owned, and the remaining trucks and trailers were owned by owner-operators.  Stony's business strategy relied heavily on independent contractors, or owner-operators, to supply tractors, trailers and drivers.

Sale of Stony’s Assets

On August 8, 2003, Stony’s entered into an Asset Purchase Agreement under which Stony’s sold substantially all of its assets to Filbin International, Inc. (“Filbin”), including office equipment, software, furniture, fixtures and equipment, customers, agent relationships, and tradenames.  The sale did not include any trucks or trailers used in the trucking operations.  However, Filbin agreed to utilize certain trucks and trailers as part of its fleet, subject to Filbin’s standard terms and conditions. The purchase price for the assets consisted of $250,000 cash, and contingent payment equal to two percent (2%) of revenue from the trucking operations for a two-year period from February 1, 2004 to January 31, 2006.

{A0035900.DOC}6

The purchase price did not include the assumption of any liabilities of Stony’s or its subsidiaries.  However, Filbin had the right to pay certain presale liabilities to the extent necessary to ensure smooth operations following the sale, and in that event the amount of contingent payments will be reduced by the amount of debt paid.  CVI, Stony’s and both directors of CVI indemnified Filbin against any claims or liabilities arising prior to the sale.

CVI’s decision to sell its Stony’s trucking operations was necessitated by operational and financial difficulties caused by Stony’s difficulties in funding its operations under its factoring line of credit with Systran, which had resulted in a loss of business and declining revenues.

Exercise of Buyback Agreement and Settlement of Claims Against Stony’s

On March 5, 2002, when CVI purchased Stony’s from Mr. Gibson, CVI and Mr. Gibson executed a Right of Rescission Agreement, under which each had the right to rescind the acquisition under certain circumstances until December 31, 2002.  In the event the acquisition was rescinded, then CVI would return to Mr. Gibson all shares of Stony’s common stock, and Mr. Gibson would be obligated to return all consideration received by him for the Stony’s shares, which included 20,000,000 shares of CVI common stock, $50,000 cash, and all amounts received by Mr. Gibson under a Cognovit Promissory Note in the original principal amount of $150,000.

On December 31, 2002, at the scheduled expiration date of the Right of Rescission Agreement, Mr. Gibson and CVI executed a Buyback Agreement, which granted Mr. Gibson the right to repurchase Stony’s from CVI in consideration for the return of all consideration received by Mr. Gibson for Stony’s, which included 20,000,000 shares of CVI common stock, $50,000 cash, and all amounts received by Mr. Gibson under a Cognovit Promissory Note in the original principal amount of $150,000.

On August 11, 2003, CVI and Mr. Gibson executed an agreement under which Mr. Gibson repurchased Stony’s.  CVI and Mr. Gibson agreed that Mr. Gibson would pay the buyback consideration as follows:

•

Mr. Gibson’s obligation to pay CVI $96,250 in cash would be applied against a CVI subsidiary’s obligation to Mr. Gibson in the amount of $164,735, leaving a balance owing Mr. Gibson of $68,485;

•

Mr. Gibson’s obligation to return 20,000,000 shares of CVI common stock to CVI would be satisfied by the return of 17,792,998 shares of CVI common stock and the cancellation of $68,485 that was owed Mr. Gibson by a subsidiary of CVI.

In addition, the agreement between Mr. Gibson and CVI provided that Mr. Gibson’s employment agreement with CVI would be terminated.  However, Mr. Gibson remained a director and chief executive officer of CVI.

On August 11, 2003, CVI entered into a settlement agreement with Stony’s and an agreement with Mr. Gibson to settle CVI’s claim against Stony’s for $450,650 in advances made to Stony’s.  Under the agreements, Mr. Gibson agreed to pay CVI $250,000 from the proceeds of the liquidation of certain receivables of Stony’s that Mr. Gibson had a prior lien on to secure advances he had made to Stony’s. To satisfy the balance of the advances, Stony’s assigned CVI its interest in a royalty stream payable by Filbin from the revenues generated from the Stony’s assets sold to Filbin.  The royalty was equal to 2%

{A0035900.DOC}7

of revenues generated from the operations of Stony’s for the period from February 1, 2004 to January 31, 2006, and is subject to potentially substantial offsets by Filbin.

Settlement of Royalty Claim Against Filbin

When Stony’s sold its assets to Filbin, part of the sales consideration was a royalty equal to 2% of revenues generated from the operations of Stony’s for the period from February 1, 2004 to January 31, 2006.  The royalty was potentially subject to substantial offsets by Filbin.  The royalty was assigned to CVI pursuant to an August 11, 2003 agreement settling claims by CVI against Stony’s.  Due to non-payment by Filbin of the royalty, and disputes among the parties, on June 14, 2004, Filbin instituted a legal action in Macomb County Circuit Court, for the State of Michigan, Case No. 04-2473-CZ.  CVI removed the litigation to the U.S. District Court, Eastern District, Case No. 04-73034.  Thereafter, the parties entered a Mutual Release and Settlement Agreement, under which the parties agreed to settle all claims by and between the parties, including CVI’s claim for future royalties due by Filbin, for the payment by Filbin of $95,000, of which the Company received a net amount of $43,500.

Proprietary Transport Operations - CV Transportation, Inc.

In January 2002, CVI secured the rights to a proprietary transport system (the "Jezco System") that provides an innovative and alternative means of containerizing, among other things, liquid and solid waste debris for transportation via traditional flat-bed and box-van trailers.  The use of the system is pursuant to a licensing agreement. The agreement has no fixed termination date, other than a strict adherence to guidelines set by the licensor, and carries a fee of $1.00 per ton on all transported materials.

The patents are identified by the United States Patent and Trademark Office (USPTO) as numbers 5,281,073, "apparatus for the transport and management of liquid bearing waste"; 5,873,593, "piggyback truck transport system"; 6,019,565, "container lifting and transport apparatus"; and 6,149,373, "rim engaging container manipulation apparatus".

On March 5, 2002, CVI incorporated a wholly-owned subsidiary, CV Transportation, Inc. ("CVT"), to facilitate the implementation of the Jezco System in the trucking operations of Stony's.  CVT entered the business of contracting with transfer stations in high cost disposal sites to receive waste for disposal using the Jezco Systems in low cost disposal areas.

Transactions with McRal Co.

In February 2004, CVI entered into an agreement with McRal Co. ("McRal") to provide managerial expertise and financial support for its alternative waste transportation and disposal operations.  Under the Agreement with McRal:

Formation of CV Logistics, LLC:  CVI contributed its interest in CVT to CV Logistics, LLC (“CVL”), a newly-formed, Ohio limited liability company, for a 50% interest therein. Simultaneously, CVL issued a 50% equity interest to NewWaste, Inc. (“NewWaste”), a Delaware corporation that was a wholly-owned subsidiary of McRal. Subsequent to closing, CVL acquired approximately $400,000 in transportation assets from Stony’s and Mr. Gibson. The board of managers of CVL is composed of two designees of McRal and one designee of CVI.

Conveyance of Jezco Patents to NewWaste:  NewWaste issued 24 shares of common stock to McRal in consideration of a capital contribution of $500,000. NewWaste also issued 24 shares of common stock to

{A0035900.DOC}8

CVI and paid CVI $250,000 cash in consideration for an assignment of the license to use the Jezco Patents. The board of directors of NewWaste is composed of two designees of McRal and one designee of CVI.

Additional Agreements:  The agreement further provided that certain additional transactions would take place within forty-five days after the date of the agreement:

•

McRal agreed to (a) invest an additional $750,000 into NewWaste, and (b) cause an individual experienced in the waste management industry to sign an exclusive services contract with NewWaste. In the event McRal invested an additional $750,000 in capital in NewWaste, McRal would be entitled to receive an additional 36 shares of NewWaste common stock. In the event McRal completed both items, McRal would further be entitled to receive shares of common stock of CVI representing 9% of its common stock on a fully-diluted basis. McRal did not invest an additional $750,000 into NewWaste, nor did it procure the exclusive services contract with the named individual, by the deadline, and therefore is not entitled to an additional 36 shares of common stock in NewWaste or any CVI shares.

•

NewWaste and Richard D. Tuorto, Sr., CVI’s chairman, entered into a nonexclusive, one year services agreement under which Mr. Tuorto provided managerial services to NewWaste.

•

CVI and Mr. Tuorto agreed to negotiate an agreement under which NewWaste would acquire the Jezco Patents from the owner and inventor. In connection with the undertaking, CVI agreed to issue 2,000,000 shares of its common stock to acquire the Jezco Patents. In the event the shares of common stock were not utilized to acquire the Jezco Patents, the shares of common stock were to be issued to NewWaste.  CVI and Mr. Tuorto were unable to procure an agreement for NewWaste to acquire the Jezco Patents, and therefore CVI is obligated to issue 2,000,000 shares of its common stock to NewWaste.

•

CVI agreed to use its best efforts to acquire at least 60% of the issued and outstanding common stock (the "ABS Stock") of Absolute Waste Services, Inc. ("ABS"), which is a waste transportation and disposal firm based in Texas. If CVI was unable to acquire the ABS Stock, CVI was entitled to propose to McRal that a controlling interest be obtained in a similar waste operation, with appropriate adjustments to the rights and liabilities of the parties.

•

In the event CVI acquired the ABS Stock, CVI was obligated to convey to NewWaste shares of ABS Stock representing ownership of 9% of the common stock of ABS on a fully-diluted basis. In addition, CVI would be obligated to convey NewWaste additional shares of ABS Stock to the extent necessary to maintain NewWaste's ownership of ABS at 9% of the outstanding shares on a fully-diluted basis. NewWaste would also have the option to acquire ABS Stock owned by CVI for a price per share equal to the greater of a) two (2) times earnings before interest, taxes, depreciation and amortization, divided by the total number of shares of ABS outstanding on a fully-diluted basis, and b) $0.50 per share. The option could only be exercised between the first (1st) and fifth (5th) anniversary of the acquisition of the ABS Stock.  CVI was not able to complete the acquisition of ABS or any alternative entity.

•

In the event NewWaste acquired the Jezco Patents, entered into a services agreement with Mr. Tuorto, and acquired the ABS Stock, CVI was entitled to receive an additional 24 shares of NewWaste common stock. To date, the only condition for issuance of the additional 24 shares of NewWaste common stock that has been satisfied has been the execution of a services agreement with Mr. Tuorto, and therefore CVI is not entitled to the issuance of an additional 24 shares of common stock in NewWaste.

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

Holding Company Reorganization

On March 18, 2004, pursuant to an Agreement and Plan of Reorganization, CVI merged with and into CV Merger, Inc. ("CVM"), an Oklahoma corporation ("CVM"), which was the survivor in the merger. Under the merger, shares of CVI common stock are entitled to receive an equivalent number of shares of common stock of Wastech, Inc., an Oklahoma corporation (the “Company”). Prior to the reorganization, the Company was a wholly-owned subsidiary of CVI, and CVM was a wholly-owned subsidiary of the Company. The reorganization was effected for the purpose of reorganizing CVI as a holding company, under which the Company is now the parent company with the exact same shareholder base that CVI had prior to the reorganization.  Immediately after the reorganization, all of the former assets, liabilities and operations of CVI were held by CVM by virtue of its position as the successor in interest to CVI in the reorganization. The merger was effected without shareholder approval of the Company, CVM or CVI pursuant to Section 1081(G) of the Oklahoma General Corporation Law. The common stock of the Company has identical rights, terms and privileges as the common stock of CVI.

Pursuant to the reorganization, each share of common stock of CVI became entitled to receive one share of common stock of the Company and each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of CVI automatically became convertible into an equivalent number shares of common stock or preferred stock of the Company.

Prior to the reorganization, CVI's common stock was traded on the Pink Sheets under the symbol "CVIA."  The Company received a new cusip number for its common stock, and a new trading symbol, "WTCH".

Immediately following the reorganization, the Company purchased certain assets from CVM for the assumption of certain indebtedness of CVM. Among the assets transferred were the 5,250,000 shares of Gulftex common stock, CVM's 50% interests in CVL and NewWaste, a royalty payable by Filbin, notes receivable from Stony's in the amount of $292,188.34, and miscellaneous office equipment. The liabilities assumed included notes payable in the original principle amounts of $100,000, plus accrued interest, and accrued consulting and employment expenses and taxes payable in the aggregate amount of $343,765.35. On March 18, 2004, the Company sold CVM to an unrelated third party for $10. At the time of the sale, CVM had minimal assets, substantial accounts payable and contingent lawsuits against it.

Resignation of Gibson

Effective May 18, 2004, the Company accepted the resignation of Gibson as an officer and director. In addition to a director, Mr. Gibson previously served as the sole officer to the Company, holding the positions of President and Chief Executive Officer, acting Chief Financial Officer and Secretary-Treasurer. The Company's Chairman, Richard D. Tuorto, Sr., succeeded to the respective officer positions.

Purchase of West Virginia Mineral Rights

On March 26, 2006, the Company, through a wholly-owned subsidiary, Wastech of West Virginia, Inc., a West Virginia corporation (“Wastech WV”), entered into an “Assignment Agreement” with H.M. Flood Business Trust Ltd (the "Flood Trust"), under which Wastech WV agreed to purchase the rights of the Flood Trust to acquire approximately 44,000 acres of subsurface coal, coal bed methane and all other mineral rights in various counties in West Virginia, as well as 5,898.49 acres of oil and gas reserves in Fayette County, West Virginia (the “Mineral Rights”).  The Flood Trust held the right to acquire the Mineral Rights under contracts with H3, LLC ("H3") dated February 26, 2006. On April 13, 2006, Wastech WV and the Flood Trust amended the Assignment Agreement.  On April 14, 2006 a simultaneous closing was held under the contracts between H3 and the Flood Trust, and the Assignment Agreement between the Flood Trust and Wastech WV.  Under the contracts between H3 and the Flood Trust, the Flood Trust agreed to pay a total of $520,000 for the Mineral Rights.  Under the Assignment Agreement, as amended, Wastech WV agreed to pay the following amounts for the Mineral Rights:

•

$525,000 paid on April 14, 2006 to H3, consisting of the Flood Trust's purchase price for the Mineral Rights, plus an additional $5,000 for attorney's fees for H3's attorney's fees;

•

$181,500 paid on April 14, 2006 to the Flood Trust;

•

$980,000 cash payable to the Flood Trust on August 25, 2006;

•

11,750,000 shares of common stock in the Company; and

•

A promissory note of Wastech WV in the amount of $4,000,000 due and payable in full on April 13, 2009 without interest, provided that, in consideration for the payment of $175,000 by the Company to the Flood Trust by August 25, 2006, Wastech WV has the right to convert $2,000,000 of the note into common stock of the Company at any time prior to the maturity of the note at the average ask price of the Company’s common stock for seven (7) days prior to the date the option is exercised.

In addition, Wastech WV agreed to execute an employment agreement with John F. Hale, Jr. on such terms that the parties mutually agree.  To date, Wastech WV has not entered into an employment agreement with Mr. Hale.

Wastech WV was not able to make the payment of $980,000 that was due to the Flood Trust on August 25, 2006.  As a result, Wastech WV negotiated an extension of the date of this payment to October 7, 2006.  Wastech WV failed to make the payment on October 7, 2006, and remains in default under the Assignment Agreement.  Wastech WV had planned to make the payment due the Flood Trust on August 25, 2006 from the proceeds of an investment that Environmental Energy Services, Inc. had agreed to make in the Company on that date, but Environmental Energy Services, Inc. defaulted on that commitment.  (See “Environmental Energy Services, Inc. Stock Purchase Agreements and Amendments”).  At this time, it is not known when or if Environmental Energy Services, Inc. will honor its commitment to make an investment in the Company, and Wastech WV does not have any other source of capital to make the payment.  On October 10, 2006, the Flood Trust filed suit against Wastech WV in Kanawha County, West Virginia to recover the $980,000 payment due on August 25, 2006, as well as $4,000,000 due under the promissory note due on April 13, 2009.

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

Environmental Energy Services, Inc. Stock Purchase Agreement and Amendments

2002 Stock Purchase Agreement and Amendments

In September 2002, CVI entered into a stock purchase agreement (the “EES Agreement”) to sell up to 20,000,000 shares of its common stock to EES for $0.125 per share, for a total purchase price of $2,500,000.  Under the EES Agreement, EES was obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000.  In April 2003, CVI and EES amended the agreement to provide that all royalty payments not used to satisfy prior liens would be used to purchase shares of CVI's common stock under the Agreement.  EES granted CVI a security interest in EES's interest in the royalty agreement to secure its obligation to purchase the shares.

In April 2003, EES received its first distribution under the royalty agreement.   After satisfying prior liens on the royalty distribution, EES paid CVI $1,672,947.50 to purchase 13,383,580 shares of common stock of CVI.   The Company simultaneously loaned EES $844,483.16 pursuant to a promissory note dated April 7, 2003 which bore interest at five percent (5%) per annum, and was secured by a lien on EES's interest in the royalty agreement.  In connection with the initial royalty distribution, CVI and EES agreed that all distributions on the royalty agreement to which CVI was entitled shall be applied in the following manner:  first to the payment of costs, interest and principal due under the April 7, 2003 Note, second to the purchase of additional shares of Company common stock under the September 2002 Agreement, and third to the purchase of shares of Gulftex Energy Corporation common stock from CVI.

EES had the right to terminate its obligation to purchase shares under the EES Agreement in the event there was a materially adverse change in the business or financial condition of CVI.   On August 13, 2003, following the sale of Stony’s assets, EES sent CVI a letter notifying CVI of its decision to terminate its obligation to purchase shares of CVI’s common stock under the EES Agreement on the grounds that a material adverse change had occurred in CVI’s financial condition.  Following the receipt of the letter from EES, CVI and EES renegotiated the EES Agreement, the material terms of which are as follows:

•

EES was deemed to have purchased all shares of common stock purchased to date (13,383,580 shares) for all payments made to CVI to date, net of amounts loaned back to CVI by EES.  That resulted in a total purchase price for the shares already purchased of $905,535.13, or $0.0676601 per share, instead of $0.125 per share as specified in the original EES Agreement.  As a result, CVI agreed to cancel the April 7, 2003 note from EES in the original principal amount of $844,483.16.

•

EES agreed to use $1,100,000 of payments from the technology royalty to purchase additional shares of common stock from CVI on the following schedule:  $20,000 from the royalty payment due for the quarter ended June 30, 2003, and $60,000 from the royalty payment due for all succeeding quarters.  The purchase price of each share purchase will be the greater of $0.09 per share or the average market price of CVI’s common stock for the five days preceding the receipt of each royalty payment.

•

EES no longer has the right to terminate its purchase commitment based on an existing or future material adverse change in CVI’s business or financial condition.  Instead, EES only has the right to terminate its purchase commitment in the event CVI fails to deliver certificates for any installment purchase to EES prior to the due date of the next installment, or if CVI has a custodian, receiver or trustee appointed for it or a substantial part of its assets, or if CVI voluntarily commences any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, or an involuntary proceeding is commencement and not dismissed within ninety (90) days.

Pursuant to CVI’s holding company reorganization on March 18, 2004, EES’s commitment to purchase shares of common stock under the EES Agreement was transferred to the Company.

In May 2006, the Company did not receive its quarterly payment under the EES Agreement from the technology royalty because the amount of the payment was insufficient to satisfy senior liens against the payment.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May, August and November, 2006, EES's share of the technology royalty was $33,596.76, $59,632.06, and $59,355.34, respectively, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  As a result, the Company may not receive any further payments under the Stock Purchase Agreement.  However, EES made part of the quarterly payment that was payable in May 2006, notwithstanding the shortfall in the royalty payment received in that quarter.  In addition, the Company believes EES will make additional payments under the Stock Purchase Agreement, notwithstanding the fact that it may not receive sufficient royalty proceeds, although at this time the Company has no legally binding agreement from EES to make those payments if the royalty payments are not actually received.

2006 Stock Purchase Agreement

The Company funded its initial purchase obligations for the Mineral Rights under the Assignment Agreement with the Flood Trust by entering into an additional Stock Purchase Agreement with EES dated April 12, 2006 (the “2006 EES Agreement”).  Under the 2006 EES Agreement, EES agreed to purchase 37,430,000 shares of the Company’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 was due and payable on August 25, 2006.  EES and the Company also agreed to amend the EES Agreement to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.  The Company agreed that EES would have the right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the 2006 EES Agreement.  EES already had the right to appoint a member of the board of directors under the EES Agreement.  In addition, the Company agreed to enter into a consulting agreement with Richard D. Tuorto, Sr., the Company's current chairman and chief executive officer, under which Mr. Tuorto would be entitled to compensation of $150,000 per year for five years, provided that Mr. Tuorto shall be entitled to compensation of $250,000 per year for five years if for any reason he does not receive the compensation of $150,000 per year or does not remain on the board of directors.  To date, the consulting agreement with Mr. Tuorto has not been executed.

On June 26, 2006, the Company and EES amended the 2006 EES Agreement to increase the amount of common stock to be sold to EES thereunder by 5,000,000 shares, which will result in additional proceeds to the Company of $250,000.  The amendment, however, does not contain any schedule for payment of the additional amount.  The Company simultaneously announced that it would use the proceeds to repurchase shares of its common stock on the open market.

To date, EES has purchased 14,830,000 shares of common stock under the Stock Purchase Agreement pursuant to the closing of the purchase of the Mineral Rights from the Flood Trust.  However, EES did not complete the purchase of $1,130,000 of common stock on August 25, 2006, which caused the Company to default on its obligation to pay the Flood Trust $980,000 on that date.  The Company believes that EES will ultimately fulfill its commitment to purchase $1,150,000 in common stock under the 2006 EES Agreement, but is not able to predict when or if EES will complete the purchase.

Based on the number of shares that EES has already purchased under the EES Agreement, the 2006 EES Agreement and otherwise, EES owns 28.8% of the Company’s outstanding common stock.  If EES completes its purchase obligations under the 2006 EES Agreement and the EES Agreement, it will own 44.4% of the Company’s common stock, and will have the right to appoint 2 out of 3 directors on the board of directors.

EES Appointment to Board

On April 12, 2006, EES exercised its right to appoint a nominee to the board of directors under the EES Agreement, as amended, by appointing Douglas Holsted to the board.  Mr. Holsted will serve as a director of the Company until its next annual meeting of shareholders.  From 1999 to 2005, Mr. Holsted operated a private accounting and tax practice in Oklahoma.  In 2005, he joined EES full-time, where he is an officer and a director.  From January 1996 to May 26, 1999, Mr. Holsted was the Chief Executive Officer of Sales Equipment Company in Oklahoma City, Oklahoma, which was in the business of distributing equipment in the pressurized gas industry. From 1991 through 1995, he was the Chief Financial Officer of The Dwyer Group, Inc. of Waco, Texas, a publicly owned company in the franchise industry. Mr. Holsted is a certified public accountant licensed in the State of Oklahoma.

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

Research and Development Expenditures

The Company did not incur any material research or development expenditures in 2002 or 2003.

Subsidiaries

The Company has the following subsidiaries:  Wastech of West Virginia, Inc. (100%).  The Company has a non-controlling interest in the following entities:  NewWaste, Inc. (50%); CV Logistics, LLC (50%).

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

At November 27, 2006, we had no employees.

ITEM 2. DESCRIPTION OF PROPERTY.

As of November 21, 2006, the Company leased approximately 1,535 square feet of office space at 3 Broad Street, Suite 3-A, Charleston, South Carolina 29401.  The monthly rent is $1,950, and the lease expires October 31, 2007.  Intercontinental Intercontinental Holdings, Inc. has orally agreed to pay the Company $3,000 per month for certain management and administrative services, which includes use of part of the office space.  Richard D. Tuorto, Sr., the chairman and chief executive officer of the Company, is also an officer and director of Intercontinental Holdings, Inc.

ITEM 3. LEGAL PROCEEDINGS.

At December 31, 2003, CVI and its subsidiaries were parties in the following litigation matters:

•

CVI has a $250,000 judgment against it in the State of Oklahoma concerning the guarantee of certain indebtedness of a company that CVI had agreed to acquire.

•

In June 2002, the Internal Revenue Service filed a Notice of Intent to Levy against CVI in the amount of $19,350.66.  The amount represented payroll taxes that the IRS alleges were owed for the period January through March 2000, including penalties and additional fees, for certain payments to officers and directors during this period.

•

CVI has a judgment against it in the State of Oklahoma in the amount of $34,181 for commissions allegedly due under an agreement executed in February 2001 under which the plaintiff agreed to raise certain funds for CVI.

On March 18, 2004, the Company effected a holding company reorganization, which resulted in CVI merging with and into CV Merger, Inc., a wholly-owned subsidiary of the Company.  Following the holding company reorganization, the Company disposed of its interest in CV Merger, Inc.

On October 10, 2006, the H.M. Flood Trust sued Wastech of West Virginia, Inc., a wholly-owned subsidiary of the Company, to recover $980,000 that was due on August 25, 2006, and $4,000,000 that is due under a promissory note that is not due and payable until April 13, 2009.  Wastech of West Virginia, Inc. is defending the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934.  From January 1, 2002 to May 2003, the Company’s common stock has been traded on the OTC Bulletin Board under the symbol “CVIA.”  From May 2003 to June 2, 2004, the Company’s common stock traded on the Pink Sheets under the symbol “CVIA.”  Since June 3, 2004, the Company’s common stock has been traded on the pink sheets under the symbol “WTCH.”  The following table summarizes the low and high prices for the Company’s common stock for each of the calendar quarters of 2002 and 2003.

	2003		2002
	High	Low	High	Low
First Quarter	0.10	0.051	0.27	0.11
Second Quarter	0.08	0.02	0.05	0.08
Third Quarter	0.06	0.025	0.065	0.06
Fourth Quarter	0.09	0.03	0.119	0.055

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  There were 832 shareholders of record of the common stock as of November 3, 2006. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

The Company's common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2003 or 2002. The board of directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2003, the Company issued 888,889 shares of common stock to Environmental Energy Services, Inc. at $0.09 per share, for total consideration of $80,000, pursuant to a Stock Purchase Agreement originally entered into in September 2002, as amended in April 2003 and November 2003.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) for the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2003, the Company did not repurchase any shares of its common stock.

Equity Compensation Plan Information

As of December 31, 2003, the Company did not have any equity compensation plans.

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Results of Operation

Revenues

Revenues in 2003 were $16,002,894, as compared to revenues of $29,564,718 in 2002.  The substantial decrease in revenues is attributable to liquidity problems experienced by the Company's trucking operations, which caused the Company to reduce the level of business and, ultimately, to sell the trucking business on August 8, 2003.  In addition, the Company sold its liquid waste operations in December 2002, and therefore 2003 revenues do not include any revenues from that line of business.

Operating Expenses

Operating expenses in 2003 were $15,445,646, as compared to $22,666,342 in 2002.  The substantial decrease in operating expenses was the result of the significantly reduced level of operations resulting from the liquidity problems and disposal of the Company's trucking operations in 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2003 were $3,146,462, as compared to $8,320,603 in 2002. The substantial increase in selling, general and administrative expenses was the result of the significantly decreased level of operations resulting from the liquidity problems and disposal of the Company's trucking operations in August 2003.

Other Income (Expense)

The Company incurred net Other Income (Expenses) in 2003 of $4,972,157, as compared to ($548,415) in 2002.  Other Income (Expenses) in 2003 were primarily influenced by a substantial gain of $5,267,902 from the sale of Stony’s, which represents the amount by which Stony’s liabilities exceeded its assets on the date of sale, a gain of $1,849,741 from the settlement of the Company’s line of credit with Key Bank at a discount, and the write-off of the Company’s investment in shares of Gulftex Energy Corporation ($1,250,000).

Net Income

The Company generated net income in 2003 of $2,382,943, as compared to a net loss of ($9,279,711) in 2002.  The net income in 2003 was primarily attributable to an unusual gain of $5,267,902 generated in 2003 from the sale of Stony’s.  The large net loss in 2002 was primarily attributable to operating losses at Stony’s, as well as asset impairment charge of $7,047,349 taken in 2002 to write-off the goodwill recorded in the acquisition of Stony’s.

Liquidity and Capital Resources

As of December 31, 2003, the Company had cash and cash equivalents of $7,383, as compared to cash of $156,893 as of December 31, 2002.  As of December 31, 2003, the Company had a net working capital deficit of ($648,793), as compared to a working capital deficit of ($6,436,463) as of December 31, 2002.  The substantial improvement in the Company’s working capital was largely the result of the sale of Stony’s in 2003, which had substantial current liabilities in excess of current assets.  A large portion of the remaining current liabilities consist of loans from, or accrued liabilities to, officers and directors.

The Company has taken a number of steps to improve its liquidity.  Subsequent to year-end, the Company effected a holding company reorganization, and disposed of CV Merger, Inc., which had the effect of removing substantial liabilities from the Company’s consolidated financial statements.   In addition, the Company has negotiated various agreements under which EES has committed to make equity investments in the Company to enable the Company to fund the costs of exploring business opportunities and acquire assets.  However, many of the equity investments are contingent on EES’s receipt of royalty payments under a technology royalty.  As disclosed in Part I, Item 1: Description of Business, EES has recently experienced greatly reduced royalty payments because of the high price of oil, and there is substantial doubt as to whether EES will be able to honor its commitment to make equity investments in the Company.  If EES is unable to make the equity investments which it has agreed to make, the Company will encounter difficulty paying routine general and administrative expenses, and will have to explore other sources of capital.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the year ended December 31, 2003, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective February 28, 2002, the Company's board of directors voted to dismiss Cross & Robinson, its independent public accountant for the year ended December 31, 2001, due to the Company's acquisition of Stony's.  On March 5, 2002, the Company completed the acquisition of Stony's.  Stony's is based in Ohio, and had substantially greater assets and operations than the Company's operations before the acquisition.  In addition, the owner and president of Stony's was appointed Chief Executive Officer of the Company pursuant to the acquisition.  Based on those factors, the Company determined that it would be better served by retaining an independent auditor that was closer geographically to the Company's current principal operations.  As a result, the Company has retained Packer Thomas, P.C., an Ohio based independent public auditor.

Subsequent to December 31, 2003, Packer Thomas, P.C. resigned as the Company’s independent public accountants, and the Company retained Turner, Jones & Associates, pllc as its independent public accountants.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2003, the end of the year to which this annual report relates, the Company’s only operations consisted of its experimental waste disposal operations, which was in the startup phase.  The Company believes that its controls and procedures at December 31, 2003 were appropriate for a company engaged in minimal operations, as was the Company at the time.  After December 31, 2003, the Company disposed of its experimental waste disposal operations, and its activities have been limited to exploring various business opportunities.  To the extent the Company enters active business operations in the future, it will improve its internal controls and procedures to accommodate an increased level of business activity in the future.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the our company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company does not have an audit committee. The board has reviewed and discussed the audited financial statements with management. The board has discussed with the independent auditors all matters required to be discussed. The board has received the written disclosures and the letter from the independent accountants as required by Independence Standards Board Standard No. 1 and has discussed with the independent accountant the independent accountants’ independence.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Listed below are the directors and executive officers of the Company.

Name	Age	Present Positions with Company
Richard D. Tuorto, Sr.	61	Chairman and Chief Executive Officer
Douglas Holsted	45	Director and Chief Financial Officer

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

During 2003, the board of directors did not have one meeting which was attended by all of the members of the board of directors at the time.  All matters were resolved pursuant to Consent. The Company does not have any committees.  The Company does not have an audit committee financial expert on its board of directors.

The following information sets forth the backgrounds and business experience of the directors and executive officers:

Richard D. Tuorto, Sr., Director and Chief Executive Officer –  Prior to becoming chairman of the Company, Mr. Tuorto acted as a private consultant arranging mergers and acquisitions in the waste industry.  From September 1998 to December 1998, and from January 1996 to December 1997, Mr. Tuorto worked at WasteMasters, Inc., which acquired and operated waste disposal facilities.  Mr. Tuorto has not served as a director of any other publicly traded companies in the last five years.  Mr. Tuorto serves as a director of Intercontinental Holdings, Inc. (Pink Sheets: ICLH).

Douglas C. Holsted, Director and Chief Financial Officer – Mr. Holsted has served as a member of the Company's Board from April 12, 2006 to the present. From 1999 to the present, Mr. Holsted has operated a private accounting and tax practice in Oklahoma.  From January 1996 to May 26, 1999, Mr. Holsted was the Chief Executive Officer of Sales Equipment Company in Oklahoma City, Oklahoma, which is in the business of distributing equipment in the pressurized gas industry. From 1991 through 1995, he was the Chief Financial Officer of The Dwyer Group, Inc. of Waco, Texas, a publicly owned company in the franchise industry. Mr. Holsted is a certified public accountant licensed in the State of Oklahoma.  Mr. Holsted is also an officer and director of Environmental Energy Services, Inc. (Pink Sheets: EESV).

There are no family relationships among any of the officers or directors of the Company.

None of the above directors and executive officers have been involved in any legal proceedings as described in Regulation S-B, Section 228.401(d).

Section 16(a) Compliance

Based on the Company's review of filings received by it, the Company believes that certain persons may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows:

•

Mr. Gibson did not file a Form 4 or 5 with respect to the Company’s acquisition of 17,792,998 shares of common stock from him on August 11, 2003;

•

Environmental Energy Services, Inc. did not file a Form 3 with respect to its acquisition of more than 5% of the outstanding common stock of the Company on April 13, 2003 or a Form 4 or 5 with respect to additional purchases of common stock in November 2003.

Code of Ethics

The Board of Directors has not adopted a Code of Business Conduct and Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by the Company’s Chief Executive Officers during the last three fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), the Company has omitted certain columns from the table required by Item 402(b).

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $

Gary Mays, CEO (1)	2003	--	--	--
	2002	55,833 (2)	--	--
	2001	112,500	--	--

Keith Anderson, CEO (3)	2003	--	--	--
	2002	--	--	--
	2001	6,000	--	106,400(4)

William L. Tuorto, Special Counsel (5)	2003	--	--	--
	2002	125,000	--	--
	2001	125,000	--	--

Gregory J. Gibson, CEO, Acting CFO, Secretary/Treasurer (6)	2003	91,484	--	--
	2002	115,656.70	60,349.95 (7)	115,029 (8)
	2001	--	--	--

1)

Mr. Mays was chief executive officer from February 15, 2001 to March 5, 2002.

2)

Based on the market value of 890,000 shares of common stock issued during the year for compensation in lieu of cash, as determined from the closing price of the common stock on the date of issuance.

3)

Mr. Anderson was chief executive officer from January 1, 2001 to February 14, 2001.

4)

Based on net advances to Mr. Anderson that the Company has determined are uncollectible.

5)

Mr. Tuorto was employed as special counsel under a one year employment agreement dated June 21, 2001 that provided for compensation at the rate of $250,000 per year.  Mr. Tuorto has continued to perform legal services for the Company since June 21, 2002, but not in the capacity of an officer of the Company.

6)

Mr. Gibson was chief executive officer from March 5, 2002 to December 31, 2003.  Mr. Gibson was employed under an employment agreement that provided for annual compensation of $150,000 per year from March 5, 2002 until August 11, 2003, when it was terminated by mutual agreement of the parties.  From August 11, 2003 to December 31, 2003, Mr. Gibson received no compensation for his services as chief executive officer.

7)

Based on the market value of 500,000 shares of common stock issued during the year as bonus compensation in lieu of cash, as determined from the closing price of the common stock on the date of issuance.

8)

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

Employment Agreements

The Company did not have any employment agreements with any of its officers as of December 31, 2003.

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

The Company does not have an audit, compensation or nominating committee of its Board.  During the 2003 fiscal year, the Company did not pay any compensation to directors for attending meetings, as all meetings occurred by telephone or by a written consent.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of November 21, 2006, with respect to the beneficial ownership of the Company’s Common Stock by (i) all directors of the Company (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) all persons known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Environmental Energy Services, Inc. 3350 Americana Terrace Suite 215 Boise, Idaho 83706-2506	33,775,767	28.8%

H.M Flood Trust 5809 Raven Drive Charleston, West Virginia 25306	11,750,000	10.0%

Richard D. Tuorto, Sr. (2) 3 Broad Street, Suite 3A Charleston, South Carolina 29401	11,691,016	10.0%

Douglas Holsted (2) Environmental Energy Services, Inc. 3350 Americana Terrace Suite 215 Boise, Idaho 83706-2506	2,644,758	2.3%

All Officers and Directors as a Group	14,335,774	12.2%

(1)

Based upon 117,217,407 shares issued and outstanding as of November 21, 2006.

(2)

Mr. Tuorto’s shares include 2,582,002 shares that he owns outright, and 9,109,014 shares owned by Intercontinental Holdings, Inc., of which he is an officer and director.

(3)

Mr. Holsted’s shares include 300,000 shares that he owns outright, and 2,344,758 shares owned by GECL Merger, Inc., of which he is the sole shareholder.  Mr. Holsted’s shares do not include any shares owned by Environmental Energy Services, Inc., of which he is an officer and director.  However, Mr. Holsted, along with the other directors of Environmental Energy Services, Inc., may have the power to vote and dispose of any shares owned by Environmental Energy Services, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two years, the Company has been a party to the following transactions with related parties.

Richard D. Tuorto, Sr.

In the quarter ended September 30, 2006, the Company accrued a finder’s fee of $93,500 payable to Richard D. Tuorto, Sr., the Company’s chairman and chief executive officer, arising out of the Company’s entry into agreements with USA CoalGas, L.P. and Internal Hydro International, Inc.

Richard D. Tuorto, Jr.

In 2004, the Company paid Richard D. Tuorto, Jr. $25,000 for accounting and administrative services.  Mr. Tuorto is the son of Richard D. Tuorto, Sr., the Company’s chairman and chief executive officer.

William L. Tuorto

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

In September 2004, the Company issued Mr. Tuorto 3,489,358 shares of common stock in satisfaction of $226,808 of accrued compensation under a prior employment agreement.  In August 2005, the Company and Mr. Tuorto entered into a mutual rescission agreement, under which the Company and Mr. Tuorto rescinded the issuance of 3,489,358 shares of common stock issued to him in September 2004.

Office Lease

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

Effective January 1, 2005, the Company orally agreed to sublease some of its office space to an entity affiliated with Richard Tuorto, Sr. for $1,000 per month.   Effective January 1, 2006, an entity affiliated with Richard Tuorto, Sr. orally agreed to pay the Company management fees of $3,000 per month, which included the use of the office space covered by the oral sublease dated January 1, 2005.

Environmental Energy Services, Inc.

In September 2002, the Company entered into the EES Agreement with EES, under which EES committed to purchase shares of common stock in the Company.  The EES Agreement was amended in April 2003, November 2003 and April 2006.  Under the November 2003 amendment, EES agreed to purchase shares worth $60,000 per quarter to the extent there were proceeds available under a technology royalty owned by EES.  The purchase price under the November 2003 amendment is the greater of $0.09 per share or the market price of the Company’s common stock.  The April 2006 amendment increased the amount that EES agreed to purchase on a quarterly basis to $75,000 per quarter.   As of November 20, 2006, EES had purchased 21,597,764 shares of common stock under the EES Agreement, as amended, at a total cost of $1,644,811.63.

In April 2006, the Company entered into the 2006 EES Agreement with EES, under which EES agreed to purchase 37,430,000 shares of common stock for $0.05 per share, for a total purchase price of $1,871,500.  Under the 2006 EES Agreement, EES agreed to purchase $741,500 of shares on April 13, 2006 and another $1,130,000 of shares on August 25, 2006.  The Company intended to use the first installment of the 2006 EES Agreement to make the initial installment due under an agreement to purchase certain mineral rights in West Virginia, and the second installment to make a $980,000 payment due for the West Virginia mineral rights on August 25, 2006.  EES made the initial stock purchase on April 13, 2006, but did not make the subsequent stock purchase due on August 25, 2006.  As a result, the Company was not able to the make the payment of $980,000 that was due on August 25, 2006.  The Company obtained an extension of time to make the payment until October 7, 2006, but was not able to make the payment on that date either.  As a result, the seller of the mineral rights has sued the Company’s subsidiary which purchased the mineral rights to recover amounts due the seller.

In June 2006, the 2006 EES Agreement was amended to increase the number of shares to be purchased thereunder by 5,000,000 shares, which would result in additional proceeds to the Company of $250,000; however, the amendment provides no timetable for receipt of the proceeds.  The amendment provides that the proceeds are to be used to repurchase shares of the Company’s common stock on the open market.

NewWaste, Inc.

On October 1, 2004, NewWaste, Inc. loaned the Company $200,000 pursuant to a promissory note that bears interest no interest and is due and payable in full on October 1, 2006.  The Company did not pay the note on October 1, 2006, and it remains in default.  The Company owns a 50% non-controlling interest in NewWaste, Inc.

Bruce Blaser

On April 30, 2003, Bruce Blaser loaned the Company $50,000 pursuant to a promissory note that that bears interest at the rate of 20% per annum and was due and payable on August 15, 2003.  The Company issued Mr. Blaser 150,000 shares of common stock in satisfaction of interest on the note for the first 90 days.  The note was not paid on its due date, and is still outstanding.  Mr. Blaser is the brother of A. Leon Blaser, who is an advisory board member of the Company, and is the chairman and chief executive officer of EES.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits.

Exhibit Number	Description and Incorporation by Reference
2.1	Agreement of Merger dated May 15, 1995 by and between Trident Enterprises, Inc. and Corporate Vision, Inc. (1)
2.2	Certificate of Merger of Trident Enterprises, Inc. into Corporate Vision, Inc. filed in the Office of the Oklahoma Secretary of State on May 26, 1995 (1)
2.3	Agreement and Plan of Reorganization regarding the merger of Corporate Vision, Inc. with and into CV Merger, Inc. effective as of March 18, 2004 (2)
3.1	Certificate of Incorporation of Wastech, Inc., an Oklahoma corporation (2)
3.2	Amended and Restated Bylaws of Corporate Vision, Inc. dated May 15, 1995 (1)
10.1	Stock Purchase Agreement between Corporate Vision, Inc. and Environmental Energy Services, Inc. dated September 17, 2002
10.2	Amendment to Stock Purchase Agreement between Corporate Vision, Inc. and Environmental Energy Services, Inc. dated April 3, 2003
10.3	Second Amendment to Stock Purchase Agreement between Corporate Vision, Inc. and Environmental Energy Services, Inc. dated November 21, 2003
10.4	Assignment Agreement between Wastech, Inc. and H.M. Flood Business Trust, Ltd. dated March 26, 2006 (3)
10.5	Amendment to Assignment Agreement between Wastech, Inc. and H.M. Flood Business Trust, Ltd. dated April 13, 2006 (3)
10.6	Stock Purchase Agreement between Wastech, Inc. and Environmental Energy Services, Inc. dated April 12, 2006 (3)
10.7	Amendment to Stock Purchase Agreement between Wastech, Inc. and Environmental Energy Services, Inc. dated June 26, 2006 (3)
10.8	Commercial Purchase Agreement and Deposit Receipt between Wastech, Inc. and USA CoalGas, L.P. dated August 31, 2006
10.9	Agreement between Wastech, Inc. and Internal Hydro International, Inc. dated September 25, 2006
11*	Statement re: computation of earnings per share
22	Subsidiaries of the Registrant
23	Consent of Turner Jones and Associates, P.L.L.C.
24	Power of Attorney
31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.

Incorporated herein by reference to the Registrant's Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on April 8, 1995.

2.

Incorporated herein by reference to the Registrant's Form 8-K dated March 18, 2004, filed with the Securities and Exchange Commission on April 8, 1995.

3.

Incorporated herein by reference to the Registrant's Form 8-K dated March 26, 2006, filed with the Securities and Exchange Commission on July 20, 2006.

* Included within financial statements filed pursuant to Part II, Item 7.

 (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K in the fourth quarter of 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended December 31, 2003 and 2002, the retained Turner, Jones & Associates, P.L.L.C. ("TJA") and Packer Thomas, P.C., respectively, as its principal accountants.  The Company understands the need for its principal accountants to maintain objectivity and independence in their audit of its financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, the Company’s board has restricted the non-audit services that its principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from its principal accountants when the services offered by its principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding.

After careful consideration, the board has determined that payment of the audit fees was in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of financial statements included in its filed Form 10-QSB's is $35,000.  The aggregate fees billed for the fiscal years ended December 31, 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of financial statements included in its filed Form 10-QSB's is $236,522.91.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2003 and 2002 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed separately for the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2003 and 2002 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

{A0035900.DOC}9

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

WASTECH, INC.
Dated: November 29, 2006	/s/ Richard D. Tuorto, Sr.*
Richard D. Tuorto, Sr., Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 29, 2006	/s/ Richard D. Tuorto, Sr.*
Richard D. Tuorto, Sr., Chairman and Chief Executive Officer

Dated: November 29, 2006	/s/ Douglas Holsted*
Douglas Holsted, Director

* By Robert J. Mottern pursuant to Power of Attorney dated November 28, 2006.

{A0035900.DOC}10

EXHIBIT A

WASTECH, INC.

(FORMERLY CORPORATE VISION, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

{A0035844.DOC}

{A0035844.DOC}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wastech, Inc.

(Formerly Corporate Vision, Inc.)

We have audited the balance sheet of Wastech, Inc (formerly Corporate Vision, Inc.) as of December 31, 2003, and the related statements of income, retained earnings, and cash flows for the year ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Wastech, Inc. as of December 31, 2002, were audited by other auditors whose report, dated May 22, 2003 expressed modified report due to substantial doubt about the ability of the Company to continue as a going concern.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We were unable to obtain source documents to provide sufficient competent evidential matter for items of income, expense and cash flows.  Since we were not able to apply alternative auditing procedures to satisfy ourselves as to evidential matter, the scope of or work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements referred to above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, all operating activities have ceased.  Without substantial input of equity capital, the Company will not be able to resume meaningful revenue-producing activities.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner Jones & Associates, pllc

Vienna, Virginia

October 1, 2006

{A0035844.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

Assets

Current assets:
Cash	$ 7,383
Accounts receivable-trade, net	43,893
Notes receivable-related parties	43,000
Prepaid expenses	1,729
Total current assets	96,005

Property & equipment:
Heavy equipment, containers	403,200
Furniture and fixtures	21,416
Office equipment	32,025
Total property and equipment	456,641
Less accumulated depreciation	(122,402)
Net property and equipment	334,239

Other assets:
Royalty agreement	43,500

Total other assets	43,500

Total assets	$ 473,744

See accompanying notes to consolidated financial statements

{A0035844.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expense	$ 595,798
Note payable-related party	149,000

Total current liabilities	744,798

Long-term liabilities	-

Total liabilities	744,798

Stockholders' equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 76,773,453 shares issued and outstanding	767,734
Additional paid-in capital	15,721,429
Retained earnings (deficit)	(16,760,217)

Total stockholders’ equity	(271,054)

Total liabilities and stockholders’ equity	$ 473,744

See accompanying notes to consolidated financial statements

{A0035844.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Revenues	$16,002,894	$29,564,718

Operating expenses	15,445,646	22,666,342

Asset impairment charge	-	7,047,349

Selling, general and administrative expenses	3,146,462	8,320,603

Other income and expenses
Investment income	8,381	24,284
Interest expense	(129,415)	(495,843)
Royalty expense	-	(4,784)
Gain (loss) on sale of asset	5,267,902	(123,507)
Impairment of securities	(1,250,000)	(15,000)
Miscellaneous income (expense) - net	(2,644)	66,435
Loss on share re-pricing	(771,808)	-
Gain on settlement of debts	1,849,741	-
Total other income and (expenses)- net	4,972,157	(548,415)

Income (loss) from continuing operations	2,382,943	(9,017,991)

Discontinued operations:
Loss from operations of Southeastern Research and Recovery including loss on disposal	-	(261,720)

Net income (loss) before tax provision	2,382,943	(9,279,711)

Provision for income tax	-	-

Net income (loss)	2,382,943	(9,279,711)

Weighted average common shares outstanding	81,665,072	72,018,978
Basic and diluted income (loss) per share from continuing operations	.03	(0.13)
Basic and diluted income (loss) per share	.03	(0.13)

See accompanying notes to consolidated financial statements

{A0035844.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock - Shares	Common Stocks	Preferred Stock - Shares	Preferred Stocks	Additional Paid in Capital	Accumulated Deficit/Other	Total
Balance at 12/31/01	43,150,590	$ 431,056	152,889	$ 1,529	$ 10,391,900	($ 9,863,449)	961,036
Issued for cash shares	2,280,000	22,800		-	86,200	-	109,000
Issued in exchange for consulting services	2,293,669	22,937		-	231,563	-	254,500
Director and employee compensation	5,115,702	51,157		-	424,203	-	475,360
Issued to acquire subsidiary	21,583,333	215,833		-	2,658,610	-	2,874,443
Issued for general and administrative expenses	4,422,581	44,226		-	286,653	-	330,879
Other comprehensive income:
Net (loss) for the year		-		-	-	(9,279,711)	(9,279,711)
Interest rate swaps		-		-	-	(44,131)	(44,131)
Balance at 12/31/02	78,800,875	$788,009	152,889	$1,529	$14,079,129	($19,187,291)	($4,318,624)

Issued for cash	13,683,580	145,725		-	1,622,223	-	1,767,948
Issued for services	70,000	699		-	2,669	-	3,368
Issued in payment of interest	600,000	6,000		-	28,500	-	34,500
Shares repurchased	(19,471,570)	(194,716)		-	8,731	-	(185,985)
Preferred share dividend		-	67,271	665	-	-	665
Conversion of preferred shares	2,201,679	22,017	(220,160)	(2,194)	(19,823)	-	-
Net income		-		-	-	2,382,943	2,382,943
Interest rate swap		-		-	-	44,131	44,131
Balance at December 31, 2003	76,773,453	$767,734	0	-	$15,721,429	($16,760,217)	($271,054)

See accompanying notes to consolidated financial statements

{A0035844.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 2,382,943	$ (9,279,711)
Adjustments to reconcile net earnings (loss) to net cash Provided by (used in) operating activities:
Depreciation and amortization	198,083	270,571
Net loss on impairment on available for sale securities	1,250,000	15,000
Stock issued for interest	34,500	-
Stock issued for services	3,369	1,358,589
Net (gain) loss on sale of assets	(5,267,902)	123,507
Asset impairment charge	-	7,047,349
Provision for losses on account receivable	-	872,716
Shares dividends-preferred	664	-
Loss on share re-pricing	771,808	-
Gain on settlement of debt	(1,849,741)	-
Increase (decrease) in cash due to changes in:
Accounts receivable	3,273,173	1,970,957
Other liabilities	(787,937)	-
Other assets	477,175	606,160
Accounts payable and accrued expenses	(2,575,069)	(1,440,183)
Net cash provided by (used in) operating	(2,088,934)	1,544,955

Cash flow provided by (used in) from investing activities:
Acquisition of subsidiary	-	(50,000)
Investment in royalty agreement	(43,500)	-
Purchase of fixed assets	(8,303)	(1,098,033)
Loans to related party, net	(814,809)	-
Proceeds and debt assumed in sale of assets	5,796,485	142,041
Net cash provided by investing activities	4,929,873	1,005,992

Cash flow from financing activities:
Proceeds from issuance of common stock	1,687,948	109,000
Net (repayments) proceed from short-term debt/line of credit	(2,354,859)	(469,509)
Reacquisition of treasury stock	(185,985)	-
Payments of long-term debt	(164,076)	(25,000)
Repayment of related party loans	(2,053,477)
Net cash (used in) provided by financing activities	(2,990,449)	(385,509)

Net increase (decrease) in cash	(149,510)	153,454
Cash at beginning of year	156,893	3,439
Cash at end of year	7,383	156,893

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	105,076	$ 726,804
Shares issued for interest	34,500	-
Shares issued for services	3,369	-

See accompanying notes to consolidated financial statements

{A0035844.DOC}

NOTE A – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

CVI was incorporated in Oklahoma on November 20, 1990.  The Company went through a variety of business ventures, mostly associated with the technology industry, from the date of inception through 1996.  In 1997, the Company discontinued its primary operations and liquidated the majority of its assets.

In 1998, the Company reentered the development stage after the remaining board members reactivated the Company and changed its primary business focus to providing investment and merchant banking services to privately held companies interested in making an initial public offering.

In 2001, a new board of directors and new officers were appointed.  Under the direction of the new management team, the Company acquired Southeastern Research and Recovery, Inc. (“SRR”) a waste disposal company in the business of solidifying non-hazardous liquid waste, operating in the Southeastern United States.  During December 2002, the Company sold SRR to Gulftex Energy Corporation.

In March 2002, the Company acquired Stony’s Trucking Company and Subsidiaries (“Stony’s”).  Stony’s is engaged in local and long-distance hauling of various products under operating authorities granted by the Interstate Commerce Commission.  Additionally, the Company commenced operations at a newly formed subsidiary CV Transportation, Inc., which is designed to gain efficiency in backhauling freight.  In August 2003, the Company sold substantially all the assets of Stony’s to a third party.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiaries, Southeastern Research and Recovery, Inc. (“SRR”), CV Transportation, Inc., B-Rite Trucking Company, B-Rite Intermodal and Stony’s Trucking Company.  Intercompany transactions and balances have been eliminated in consolidation.  SRR was sold effective December 31, 2002.  Stony’s Trucking Company, B-Rite Trucking Company and B-Rite Intermodal were sold effective August 11, 2003.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risks

The Company sells services and extends credit based on an evaluation of the customer’s financial condition, without requiring collateral.  Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful life of the asset, from 3 to 20 years.  Depreciation expense for the year ended December 31, 2003 and 2002 was $198,083 and $270,571, respectively.

Expenditures for repairs and maintenance are charged to income, and renewals and replacements are capitalized.  When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts.

Estimated useful lives are as follows:

Furniture, fixtures and equipment	7-10 years
Leasehold improvements	10 years
Vehicles	5 years
Computer and software	5 years

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

Potential Environmental Liability

The Company may have incurred liabilities for the deterioration of the environment as a result of its future operations, and may incur environmental liabilities as a result of future operations.  Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company.  Since the Company has no insurance coverage for environmental liabilities, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

The Company’s prior and potential operations are and would be subject to, and substantially affected by, extensive federal, state and local laws, regulation, orders and permits, which govern environmental protection, health and safety, zoning and other matters.  These regulations may impose restrictions on operations that could adversely affect the Company’s results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste.  Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies.

These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors’ transportation and collection operations, all of which could have a material adverse effect on the Company.  Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters.  The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

Influence of Government Regulation

The Company’s prior and potential operations are and would be subject to, and substantially affected by, extensive federal, state and local laws, regulation, orders and permits, which govern environmental protection, health and safety, zoning and other matters.  These regulations may impose restrictions on operations that could adversely affect the Company’s results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste.  Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies.  These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors’ transportation and collection operations, all of which could have a material adverse effect on the Company.  Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters.  The Forward Looking Statements assume that there will be no materially negative impact on its operations due to governmental regulation.

Fair Value of Financial Instruments and Derivatives

The carrying amounts reflected in the consolidated balance sheets for all financial instruments excluding investments approximates the respective fair values due to the short maturities of those instruments and/or a minimal differential between variable and fixed interest rates for debt.  Investments are recorded at fair value in the consolidated balance sheets.  The fair values are based on quoted market prices or management’s estimated of fair value for non-publicly traded investments.  The primary derivative financial instruments the Company uses are interest rate swaps as part of its overall risk management policy.  The Company does not use derivative financial instruments for trading or speculative purposes.

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed.  The Company believes that no permanent impairment in the carrying value of long-lived assets exists for either of the two years ending December 31, 2003 and 2002.

Income Taxes

The Company files a consolidated federal income tax return with its wholly owned subsidiaries and separates state income tax returns.  Due to significant changes in ownership, the Company’s use of its existing net operating losses may be limited.

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and operating losses and tax credit carry forwards by applying enacted statutory tax rates applicable to future years.  The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date.  Management provides valuation allowances against the deferred tax asset for amounts that are considered more likely than not to be realized.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income.”  Comprehensive income as defined includes all changes to equity except that resulting from investments by owners and distribution to owners.  The Company has no item of comprehensive income to report.

Use of Estimates

The process of preparing the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to use estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

Advertising Cost

The Company maintains a policy of expensing advertising costs when incurred.  Amounts charged against advertising expense for the years ended December 31, 2003 and 2002 were $47,386 and $95,997, respectively.

Liquidity

The Company’s consolidated balance sheet as of December 31, 2003 reflects cash and equivalents of $7,383, total current assets of $96,005 at historical cost, total current liabilities of $744,798, and a working capital deficit of ($648,793).  Most of the Company’s current liabilities represent legal, management and auditing fees that are paid each quarter, or loans from related parties.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Derivatives and Hedging Activities

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company recognizes all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes, in the fair value of derivatives are either offset against the earnings of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

The Company holds derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions.  In general, the type of risk hedged is related to the variability of future earnings caused by changes in interest rates.  The Company hedges its exposure to interest rate fluctuations through the use of interest rate swaps.  Net amounts paid or received under swap arrangement are reflected as adjustments to interest expense.

Derivatives are held only for the purpose of hedging such risks, not for speculation.  Generally, the Company enters into hedging relationships such changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair values and cash flows of the derivatives.  At December 31, 2003, no hedging relationships exist for long-term indebtedness.

Valuation of Stock Issued for Goods and Services

The Company has adopted Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That are Issued for Sales of Goods and Services to Other Than Employees.”  Once the other party is committed to perform under contract, the Company measures the fair value of the equity instrument to be issued.  Accordingly, such issuances are accounted for based on the fair value of the goods or services received.

NOTE C – ACQUISITION

On March 5, 2002, the Company acquired all of the common stock of Stony’s pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) dated March 5, 2002.  As a result, all of the issued and outstanding common stock of Stony’s was exchanged for $50,000 in cash, a note for $150,000 due thirty days after the acquisition, and 20,000,000 shares of Rule 144 common stock of the Company valued at $3,000,000.  In addition, the Company agreed to issue up to an additional 2,468,458 shares of common stock in the event the Company was obligated to issue more shares upon conversion of its Series A Non-Cumulative Convertible Preferred Stock than expected.

The acquisition was accounted for using the purchase method of accounting promulgated by SFAS No. 141 “Business Combinations” whereby the underlying assets acquired and liabilities assumed from the purchased corporation are recorded by the Company at their fair value.  The excess of the amount paid over the fair value of Stony’s identifiable net assets was $7,047,349, which was initially reflected in the balance sheet as goodwill.  As discussed, such goodwill was determined to be impaired under SFAS 142, and accordingly, such goodwill was charged to operations.  In 2002, the aggregate purchase price was been allocated to the assets and liabilities of Stony’s upon their estimated fair market values as follows:

Assets acquired:

Cash	$ -
Accounts receivable	6,059,911
Property and equipment	1,394,237
Other assets	652,964
Goodwill	7,047,349
$ 15,154,461

Liabilities acquired:
Accounts payable	(3,006,908)
Accrued liabilities	(3,297,861)
Long-term debt	(5,314,692)
Total liabilities	(11,619,461)
Net purchase price	$3,535,000

The proforma unaudited results of operations for the year ended December 31, 2002, assuming the purchase of Stony’s Trucking Company had been consummated as of January 1, 2002, was as follows:

Revenues	$35,370,241
Net loss	(9,452,571)

Net loss per common share:
Basic	0.13
Diluted	0.13

The number of Company shares was subject to adjustment at six and twelve months (an “Adjustment Date”) after the acquisition date based on the future market price of the Company’s shares.  Specifically, in the event the Company’s shares on each Adjustment Date did not have a fair market value equal to or greater than $2,000,000, then the Company would be obligated to issue Gregory Gibson, formerly the president and sole shareholder and director of Stony’s, additional shares in an amount sufficient to result in the total shares held by Mr. Gibson having a total value equal to $2,000,000.  There was no adjustment required at the first six month Adjustment Date.  At the second twelve month Adjustment Date, March 5, 2003, the value of the Company shares was less than $2,000,000, and the Company was obligated to issue an additional 6,666,667 shares to Mr. Gibson.  The Company did not issue the additional shares, and Mr. Gibson subsequently released the Company from this obligation when he repurchased Stony’s on August 11, 2003.

Pursuant to the Merger Agreement, the parties executed the following additional, material agreements:

•

An Employment Agreement, under which the Company agreed to employ Mr. Gibson as Chief Executive Officer for a five year period;

•

Management and Operations Agreement, under which the Company contracted for GJG Management, LLC, a company wholly-owned by Gregory Gibson, to manage Stony’s and its subsidiaries through the earlier to occur of December 31, 2002 or the termination of Gibson’s right of rescission, with GJG Management, LLC being entitled to a monthly management fee of $10 per month;

•

A Stockholders’ Agreement, under which Gibson and Global Eco-Logical Services, Inc. (“GECL”) agreed, inter alia, that Gregory Gibson would vote his shares of common stock in the Company in favor of Gregory Gibson’s nominee for director, GECL would vote its shares of common stock in the Company in favor of Gregory Gibson’s nominee for director, Gregory Gibson and GECL each would not approve certain major corporate actions without the consent of the other, and GECL would agree not to sell, except under certain conditions, the 15,000,000 shares of common stocks it holds in the Company;

•

A Pledge Agreement, under which the Company pledged its shares of common stock in Stony’s to secure its obligations under the Merger Agreement and under the $150,000 note due thirty days after the Merger.

•

A Right of Rescission Agreement, under which Greg Gibson or the Company had the right to rescind the acquisition under certain circumstances, and which terminated by its terms on December 31, 2002.

In December 2002, Mr. Gibson and the Company entered into an Extension and Modification of the Management and Operation Agreement (“Extension Agreement”), which extended the term of the Management and Operations Agreement from December 31, 2002 to December 31, 2007.  In addition, Mr. Gibson and the Company executed a Buy-Back Agreement, under which the Company granted Mr. Gibson the right to buy-back the Stony’s Trucking Company’s shares for $50,000, plus any amount paid on the $150,000 Cognivit Note payable to Mr. Gibson, and the shares of the Company stock issued to Mr. Gibson in exchange for the Stony’s Trucking Company’s shares.  Mr. Gibson could only execute the Buy-Back Agreement within three months after the termination of the Management and Operations Agreement, and in any event not later than December 31, 2007.  In addition, Mr. Gibson’s right to exercise the Buy-Back Agreement would terminate in the event the market price of the Company’s common stock exceeded $0.50 per share for twenty-one consecutive days or the Company paid Mr. Gibson $164,735.

Pursuant to the Merger Agreement, Mr. Gibson was appointed the chief executive Officer of the Company.  Mr. Gibson as formerly the president and sole shareholder and director of Stony’s.  Further, pursuant to the Merger Agreement, the Company agreed to reduce the number of voting directors to two, who would be Mr. Gibson and Richard D. Tuorto, Sr. A Leon Blaser, the former chairman of the board of the Company, remained as a nonvoting, advisory director.

In addition to the shares issued to Mr. Gibson, the Company issued 1,333,333 shares of common stock, valued at $200,000, to Richard D. Tuorto, Sr. as a finder’s fee and for services rendered in negotiating and closing the Merger.

NOTE D-NOTES PAYABLE

In conjunction with the acquisition of Stony’s Trucking Company, the Company assumed all of the debt of Stony’s Trucking Company had payable to Key Bank.  The Company had a revolving line of credit with Key Bank available as of December 31, 2002 in the amount of $4,600,000.  As of December 31, 2002, the Company had outstanding $4,204,600 under this agreement.  The principle sum is payable on demand with accrued unpaid interest payable on the first day of each month.  The Company was in default on this line at December 31, 2002 and 2001.  As a result of the default, the interest rate was increased to the bank’s prime plus 3.25% effective April 2002.  As of December 31, 2002, the revolving line of credit bore interest at a variable rate equal to the bank’s prime rate plus 3.25%.

All the assets of Stony’s Trucking Company and the personal guarantee of Mr. Gibson secured the line of credit with Key Bank.

At December 31, 2002, the Company had outstanding interest rate swap agreements with Key Bank having a combined notional amount of $1,800,000.  The interest rate swap agreements mature at the time the related notes mature.  The Company is exposed to a credit loss in the event of nonperformance by the counterparties to the interest was swap agreements.  The loan agreements with Key Bank contained various covenants including cash flow, current ratio, interest coverage, EBIDA, and the maintenance of collateral.  At December 31, 2002, the Company was in breach of its loan covenants with Key Bank.  Under the terms of the agreement, Key Bank could call the loan.  Accordingly, the term loans and the related interest rate swaps have been included in current liabilities.

In January 2003, the Company entered into an “Assignment Agreement” with Key Bank.  Pursuant to the Assignment Agreement, Key Bank accepted $2,500,000 in full settlement and satisfaction of amounts due under the line of credit, which resulted in $1,849,741 forgiveness of debt income in 2003.  In order to obtain the $2,500,000 to pay Key Bank, the Company entered into an accounts receivable factoring agreement with Systran Financial Services Corporation (“Systran”), where all payments on the Company’s accounts receivable were to be directed to the lockboxes at Key Bank.

The Company’s obligations to Systran and Key Bank were satisfied in full in August 2003, when the Company sold the operating assets of Stony’s to a third party, and Mr. Gibson repurchased Stony’s from the Company.

The following is a summary of short and long-term debt to non-related parties at December 31, 2003 and 2002:

	2003	2002
Short-Term Debt – Non-Related Party
Key Bank Line of Credit	$ -0-	$ 4,204,600
Key Bank, note payable, payable in monthly installments of $25,000 plus interest at a variable rate equal to the lower of LIBOR plus 2.75% or the bank's prime rate plus 0.25%. The interest rate in effect at December 31, 2002 was 4.13%. Due on demand. Secured by all the assets of Stony's Trucking Company.	-0-	300,000
Key Bank, note payable, payable in monthly installments of $1,256 plus interest. The Company was in default in this note as of December 31, 2002. As a result of the default, the interest rate increased from a fixed rate of 8.25% to a fixed rate of 11.25% effective April 2002. Due on demand. Secured by all the assets of Stony's Trucking Company.	-0-	165,696
Total	-0-	4,670,296
Less principal payments due within one year	-0-	4,670,296
Long-Term Debt	$ -0-	$ -0-

NOTE E – EXERCISE OF BUY BACK AGREEMENT

On March 5, 2002, when the Company purchased Stony’s from Mr. Gibson, the Company and Mr. Gibson executed a Right of Rescission Agreement, under which each had the right to rescind the acquisition under certain circumstances until December 31, 2002.  In the event the acquisition was rescinded, then Mr. Gibson would receive all shares of Stony’s common stock, and would be obligated to return all consideration received by him for the Stony’s shares, which included 20,000,000 shares of common stock of the Company, $50,000 cash, and all amounts received by Gibson under a Cognovit Promissory Note in the original principal amount of $150,000.  On December 31, 2002, at the scheduled expiration date of the Right of Rescission Agreement, Mr. Gibson and the Company executed a Buyback Agreement, which granted Mr. Gibson the right to repurchase Stony’s from the Company in consideration for the return of all consideration received by Mr. Gibson for Stony’s, which included 20,000,000 shares of common stock of the Company, $50,000 cash, and all amounts received by Mr. Gibson under a Cognovit Promissory Note in the original principal amount of $150,000.

On August 11, 2003, the Company and Mr. Gibson executed an agreement under which Mr. Gibson repurchased Stony’s.  The Company and Mr. Gibson agreed that Mr. Gibson would pay the buyback consideration as follows:

•

Mr. Gibson’s obligation to pay the Company $96,250 in cash would be applied against a Company subsidiary’s obligation to Mr. Gibson in the amount of $164,735, leaving a balance owning Mr. Gibson of $68,485.

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

On August 11, 2003, the Company also entered into a settlement agreement with Stony’s and an agreement with Mr. Gibson to settle the Company’s claim against Stony’s for $450,650 in advances made to Stony’s.  Under the agreements, Mr. Gibson agreed to pay the Company $250,000 from the proceeds of the liquidation of certain receivables of Stony’s that Mr. Gibson had a prior lien on to secure advances he had made to Stony’s. To satisfy the balance of the advances, Stony’s assigned the Company its interest in a royalty stream payable by Filbin from the revenues generated from the Stony’s assets sold to Filbin.  The royalty stream is valued at the actual amount received by the Company.

NOTE F – DISCONTINUED OPERATIONS

Sale of Southeastern Research and Recovery

In December 2002, the Company sold Southeastern Research and Recovery (“SRR”).  Included in the caption of “Discontinued Operations” on the 2002 Consolidated Statement of Operations is ($147,719) representing the amount of loss recognized on the sale of SRR.  The sale was consummated by the exchange of stock of SRR for 5,250,000 shares of Gulftex Energy Corporation (“GEC”) and the immediate sale of the GEC stock of Environmental Energy Services, Inc. (“EES”) for $1,250,000 or $0.2381 per share.  However, EES’s obligation to pay for the GEC shares was subject to EES’s receipt of certain distributions under a royalty agreement in which it has an interest.  GEC subsequently went out of business, and EES terminated its obligation to purchase the GEC shares.  As a result, in 2003, the Company wrote-off its investment in GEC shares.

Sale of Stony’s Trucking Company

On August 8, 2003, Stony’s entered into an Asset Purchase Agreement under which Stony’s sold substantially all of its assets to Filbin International, Inc. (“Filbin”), including office equipment, software, furniture, fixtures and equipment, customers, agent relationships, and trade names, yet excluding any trucks or trailers used in the trucking operations.

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

Pursuant to the Asset Purchase Agreement, Filbin entered into a management agreement with GJG Management, LLC to perform management services for Filbin for one year following the date of the sale.  GJG Management, LLC is owned and controlled by Gregory J. Gibson, then the Company’s chief executive officer and a director of the Company.  In addition, Filbin agreed to lease a building in Youngstown, Ohio out of which Stony’s operated from Mr. Gibson for $7,500 per month for six months.  The Company retained ownership of certain trucks and trailers, which will be utilized as part of Filbin’s fleet, subject to Filbin’s standard terms and conditions.

The Company’s decision to sell its trucking operations was necessitated by operational and financial difficulties caused by the Company’s difficulties in funding its operations under its factoring line of credit with Systran, which had resulted in a loss of business and declining revenues.

NOTE G – INVESTMENTS

In December 2002, after evaluating the future realizable benefit of the Company’s investment in T.L. Phipps, management determined that an adjustment to the fair value of the asset was appropriate in order to reflect the expected realizable value of the investment.  The decline in the fair value of the investment was determined to be other than temporary and, accordingly, the cost basis of the investment was written down to zero and the resulting loss of $15,000 was charged against 2002 earnings.

In 2003, the Company wrote-off its investment in GEC common stock as a result of GEC’s termination of operations.  The loss of $1,250,000 was charged against 2003 earnings.

NOTE H – PREFERRED STOCK

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

“If the Company fails to have $2,000,000 or more pre-tax earnings for the twelve months ended June 30, 2002, exclusive of extraordinary items and non recurring items, or upon the failure of the Company’s Common Stock does not trade for at least $10.00 for ten days between June 30, 2002 and August 15, 2003, then the company will declare a dividend on each Series A Preferred Stock of one-fifth shares of Series A Preferred Stock.  The Company will declare a similar dividend on the Preferred Stock unless the Common Stock trades above $10.00 per share for 20 consecutive days after July 15, 2003 but before August 15, 2003, or if the Company fails to have pre-tax earnings of $2,000,000 exclusive of extraordinary and non-recurring items.” (sic)

The Company’s common stock never traded above $10.00 per share at any time in the periods described in the resolution, nor did the Company have pre-tax earnings of $2,000,000 or more during the years ended June 30, 2002 or 2003.  Therefore, none of the conditions under which the dividends would not be payable occurred.  Accordingly, as of August 15, 2003, the Company paid the following dividends on the Series A Preferred Stock: 1) a dividend of one-fifth (1/5th) of a share of Series A Preferred Stock on each outstanding shares of Series A Preferred Stock; and 2) a dividend of one-fifth (1/5th) of a share of Series A Preferred Stock on each outstanding shares of Series A Preferred Stock immediately after the dividend described in the preceding paragraph.

The record date for each dividend was as of the close of business on August 15, 2003.  Each dividend was paid only in whole or fractional shares of Series A Preferred Stock.  Based on 152,889 shares of Series A Preferred Stock outstanding prior to the payment of the dividends, there were 183,466.8 shares of Series A Preferred Stock outstanding after the first dividend, and 220,160.16 shares of Series A Preferred Stock outstanding after the second dividend.

In addition, the resolution creating the Series A Preferred Stock provided that any shares of Series A Preferred Stock outstanding as of September 1, 2003 would automatically convert into 10 shares of Common Stock of the Company.  Accordingly, the Company issued ten (10) shares of common stock of the Company for each share of Series A Preferred Stock that was outstanding) after giving effect to the dividends described above).  After giving effect to the rounding up of fractional shares, a total of 2,201,679 shares of Common Stock were issued as a result of the conversion of the Series A Preferred Stock into Common Stock.

NOTE I – EARNINGS PER SHARE

The computations of basic and dilutive loss per share were as follows:

	December 31,
	2003	2002
Net income (loss) attributable to common shares	$2,382,943	$(9,279,711)
Weighted average common shares	81,665,072	72,018,978
Basic and dilutive income (loss) per common share	$0.03	$(0.13)

NOTE J– INCOME TAXES

The Company has incurred net operating losses since inception and has a federal and state net operating loss carryforward of approximately $7,400,000 at December 31, 2003, expiring in various years beginning 2006.  Additionally, the Company has a net capital loss carryforward of approximately $1,900,000, which may be offset against future capital gains.  As of December 31, 2003, the Company had no material deferred tax asset or liability.  A valuation allowance would be recognized to fully offset any asset due to the uncertainty of realizing future benefit in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes”.

NOTE K– PENSION PLANS

Stony’s had a profit sharing plan that covered substantially all Stony’s employees who have completed one year of service and have attained 21 years of age.  Contributions to the plan were at the discretion of management.  During 2003 and 2002, no profit sharing contributions were made to the Plan.

Stony’s profit sharing plan also included a 401(k) feature.  Participants could contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code.  The plan provided for matching contributions equal to a discretionary percentage of the participants salary deferral, which percentage will be determined by management each year.  For the year ended December 31, 2003, management elected not to make contributions to the Plan.

NOTE L– COMMITMENTS AND CONTINGENCIES

The Company leases office space for its administrative offices under a lease expiring in 2007.  Minimum future rental payments under non-cancelable leases as of December 31, 2003 were:

Year ended December 31,	Amount
2004	$30,000
2005	25,600
2006	24,032
2007	20,766
Thereafter	0
Total minimum future rental payments	$100,398

Rental expense amounted to $127,014 and $287,768 in 2003 and 2002, respectively.

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

Legal Proceedings

In May 2001, the Company defaulted on a non-cancelable lease obligation, the term of which was through June 2002.  The Company has estimated the settlement of this obligation to be approximately $55,000, which is the total of the lease payments to the end of the lease.  This amount was accrued as of December 31, 2001.  As of December 31, 2003, the Company still had not settled this obligation.

The Company has a $250,000, judgment against it in the state of Oklahoma concerning the alleged guarantee of debt for an entity that the Company was going to acquire.  Payments on the judgment are being made by primary obligor on the underlying obligation, and accordingly, no action has been taken to collect the judgment from the Company.  The acquisition did not transpire and management believes the judgment is without merit.  Upon informal conversations with the individual holding the judgment, management estimates that its contingent liability on the judgment can be resolved for approximately $45,000 and accordingly recorded such liability at December 31, 2002.  As of December 31, 2003, this obligation was still outstanding.

The Internal Revenue Service filed a lien against the Company in March 2001 for $18,168 for delinquent payroll taxes.  Such payroll taxes are included in accrued expenses on the balance sheet.

In June 2002, the Company was named in a lawsuit where the plaintiff seeks $33,000 for commissions allegedly due under an agreement executed in February 2001, under which the plaintiff agreed to raise certain funds for the Company.  A judgment for $34,181 was entered against the Company in this case.  As of December 31, 2003, this obligation was still outstanding.

NOTE M– RELATED PARTY TRANSACTIONS

Related Party Loans

The Company and its subsidiaries had, from time to time, received and repaid various loans from the Company’s officers and directors, as well as entities that they control.  In addition, the Company incurred indebtedness to Mr. Gibson in connection with its acquisition of Stony’s from him.  Also, at the time the Company acquired Stony’s, it was obligated on various loans it had received from Mr. Gibson, as well as his mother.  As of December 31, 2002 and 2003, the amount owed to officers, directors and other related parties by the Company and its subsidiaries for loans (but not accrued compensation) was as follows:

	2003	2002
Richard D. Tuorto, Sr.	$ -0-	$ 86,000
Citadel Investment Corporation	-0-	37,488
Intercontinental Holdings, Inc.	-0-	9,000
William L. Tuorto	49,000	46,098
Gregory J. Gibson	-0-	1,356,089
Bruce Blaser	50,000	-0-
Patricia Potts	50,000	667,802
Total	$ 149,000	$ 2,202,477
Less principal payments due within one year	149,000	1,618,001
Net Long-Term Debt – Related Party	$ -0-	$ 584,476

Other Related Party Transactions in Fiscal 2002

On December 1, 2001, Corporate Vision entered into a Consulting Agreement with Richard D. Tuorto, Sr., Company Director and Chairman, for $210,000 per year and continuing until terminated by either party.  The consulting fees shall be paid by issuance of shares of restricted common stock.  The parties terminated the Consulting Agreement on March 18, 2004.

On February 28, 2002, the Company issued 1,333,333 shares of common stock to Richard D. Tuorto, Sr. in satisfaction of $200,000 in commissions related to the acquisition of Stony’s Trucking Company.

During 2002, the Company issued 1,773,669 shares of common stock to Richard D. Tuorto, Sr. in satisfaction of $192,500 in consulting fees.  The Company had accrued $35,000 for consulting fees due Richard D. Tuorto, Sr. as of December 31, 2002.

On January 2, 2002, James Sease, Richard D. Tuorto, Sr.’s son-in-law, was issued 50,000 shares of common stock valued at $6,750 as an employee bonus for his performance as Operations Manager of the Southeastern Research and Recovery, Inc.

On January 2, 2002, the Company issued 25,000 shares of the Company’s common stock valued at $1,984 to Richard D. Tuorto, Jr. as an employee bonus.

On February 1, 2002, the Company issued 374,900 shares of the Company’s restricted common stock valued at $28,998 to Richard D. Tuorto, Jr. as compensation for his employment agreement.

On June 21, 2001, the Company entered into an employment agreement with William L. Tuorto, a former Company director and son of Richard D. Tuorto, Sr., as the Company’s Chief Acquisition Coordinator for $250,000 per year.  On June 21, 2002, the agreement was amended on similar terms to employ him in a non-exclusive manner as the Company’s in-house Special Legal Counsel.

During 2002, the Company issued 3,975,802 shares of common stock to William L. Tuorto in satisfaction of $230,198 of compensation per his employment agreement.

On January 7, 2002, the Company issued 1,355,205 shares of restricted common stock to Leon Blaser, the Company’s for Director and Former Chairman, and current member of the Company’s Advisory Board, in satisfaction of a $67,760 stock sale received in 2001.

During 2002, Leon Blaser purchased 1,272,089 shares of common stock for $66,524.  Also, Leon Blaser’s brother purchased 352,089 shares of the Company’s common stock for $29,524.

During 2002, the Company issued 890,000 shares of common stock to Gary Mays, the Company’s former Director and former Chief Executive Officer, in satisfaction of $120,000 in compensation.

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

On February 28, 2002, the Company issued 500,000 shares of common stock valued at $60,350 to Greg Gibson, the Company’s Chief Executive Officer, as a signing on bonus.  On March 5, 2002, the Company entered into an employment agreement with Greg Gibson for $250,000 per year.

As part of the Company’s acquisition of Stony’s Trucking Company, Greg Gibson agreed to pay $21,250 of the Company’s 2001 audit fees.  The amount receivable from Mr. Gibson for these audit fees as of December 31, 2003 and 2002 was $21,250.

During 2002, the Company issued 120,000 shares of common stock to Mr. Finn in satisfaction of $12,000 of consulting fees.

On July 10, 2002, the Company issued 100,000 shares of common stock valued at $9,000 to Scott Roush, Officer of Stony’s, as an employee bonus.

During 2002, the Company entered into certain agreements with Environmental Energy Services, Inc. (“EES”).  (See Note N, P and R).  An advisory board member of the Company is also the chairman and chief executive officer of EES.

Other Related Party Transactions in Fiscal 2003

On May 5, 2003, the Company issued 70,000 shares of common stock to Mr. Finn in satisfaction of $3,369 of consulting fees.

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

On August 11, 2003, the Company conveyed Stony’s to Mr. Gibson in consideration for the cancellation of 17,792,998 shares of common stock originally issued to Mr. Gibson to purchase Stony’s from him.  In addition, the Company and Mr. Gibson agreed to cancel $68,485 due Mr. Gibson by the Company.  Simultaneously, the Company agreed to settle an intercompany claim against Stony’s in the amount of $450,650 by Stony’s promise to pay the Company $250,000 and the assignment by Stony’s of its interest in a royalty from Filbin.  The Company wrote off $91,538 of the $250,000 promise to pay.

During 2003, the Company entered into certain agreements with and issued shares of common stock to EES.  (See Note N, P and R).  An advisory board member of the Company is also the chairman and chief executive officer of EES.

During the year ended December 31, 2003, the Company paid $21,250 of audit costs for the Company’s 2002 audit that are the responsibility of Gregory Gibson under the agreement under which the Company acquired Stony’s on March 5, 2002.

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

As of December 31, 2003, the Company was indebted to certain related parties for accrued compensation as follows:  William L. Tuorto - $224,854; Richard D. Tourto, Sr. - $149,000.

NOTE N – 2002 STOCK PURCHASE AGREEMENT WITH ENVIRONMENTAL ENERGY SERVICES, INC.

In September 2002, the Company entered into a Stock Purchase Agreement to sell up to 20,000,000 shares of its common stock to Environmental Energy Services, Inc. (“EES”) for $0.125 per share, for a total purchase price of $2,500,000.  Under the agreement, EES was obligated to purchase such common stock in installments equal to fifty (50%) of the amount it receives under a technology royalty, up to a maximum of $2,500,000.  In April 2003, the Company and EES amended the agreement to provide that all royalty payments not used to satisfy prior liens would be used to purchase shares of the Company’s common stock under the Agreement.  EES granted the Company a security interest in EES’s interest in the royalty agreement to secure its obligation to purchase the shares.  An advisory board member of the Company is the chairman and chief executive officer of EES, and owns shares of common stock in the Company.

In April 2003, EES received its first distribution under the royalty agreement.  After satisfying prior liens on the royalty distribution, EES paid the Company $1,672,948 to purchase 13,383,580 shares of common stock of the Company.  The Company simultaneously loaned EES $844,483 pursuant to a promissory note dated April 7, 2003 which bears interest at five percent (5%) per annum, and is secured by a lien on EES’s interest in the royalty agreement.  In connection with the initial royalty distribution, the Company and EES agreed that all distributions on the royalty agreement to which the Company is entitled shall be applied in the following manner: first to the payment of costs, interest and principal due under the April 7, 2003 note, second to the purchase of additional shares of Company common stock under the September 2002 Agreement, and third to the purchase of shares of GEC common stock from the Company.

Under the September 2002 Agreement, EES had the right to terminate its obligation to purchase shares in the event there is a materially adverse change in the business or financial condition of the Company.  On August 13, 2003, following the sale of the Company’s trucking operations, EES sent the Company a letter notifying the Company of its decision to terminate its obligation to purchase shares of the Company’s common stock under the EES Agreement on the grounds that a material adverse change had occurred in the Company’s financial condition.  Following the receipt of the letter from EES, the Company and EES renegotiated the EES Agreement, the material terms of which are as follows:

•

EES was deemed to have purchased all shares of common stock purchased to date (13,383,580 shares) for all payments made to the Company to date, net of amounts loaned back to the Company by EES.  That resulted in a total purchase price for the shares already purchased of $905,535, or $0.0676601 per share, instead of $0.125 per share as specified in the original EES Agreement.  As a result, the Company agreed to cancel the April 7, 2003 note from EES in the original principal amount of $844,483.

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

Under a separate Stock Purchase Agreement between EES and the Company dated April 12, 2006, the EES agreed to increase the amount purchasable under the EES Agreement by $15,000 per quarter, to $75,000 per quarter.

NOTE O– GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred net operating losses for the years ended December 31, 2003 and 2002 had a deficit in working capital and stockholders’ equity, significant unpaid account payable and accrued liabilities, and is in default on certain debt due the principal lender to the Company’s trucking operations.  These factors create an uncertainty about the Company’s ability to continue as a going concern.  The Company’s management has developed a plan to raise additional capital, expand the business, and refinance their debt.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE P– GULFTEX ENERGY CORPORATION STOCK PURCHASE AGREEMENT AND AMENDMENTS

In December 2002, the Company entered into another stock purchase agreement (the “Gulftex Agreement”) with EES, under which EES agreed to utilize amounts it receives under the above-described technology royalty to acquire certain shares of common stock in Gulftex that the Company received from the sale of a subsidiary to Gulftex.  EES granted the Company a security interest in EES's interest in the royalty agreement to secure its obligation to purchase the shares.  EES had the right to terminate its obligation to purchase the Gulftex shares in the event there is a materially adverse change in the business or financial condition of Gulftex.

In August 2003, EES terminated its obligation to purchase shares of Gulftex stock under the Gulftex Agreement due to a material adverse change in the condition of Gulftex.  The Company and EES then renegotiated the Gulftex Agreement to defer the first purchase of Gulftex stock thereunder until the royalty payment for the quarter ended December 2005.  Thereafter, Gulftex went out of business, and its common stock is believed to be worthless.  As a result, in May 2005, EES terminated its obligation to purchase Gulftex shares under the Gulftex Agreement.  The Company has chosen not to contest the decision.

NOTE Q – ISSUANCE OF COMMON STOCK

In February 24, 2003, The Company issued 300,000 shares of common stock to an unrelated party for $15,000.

 On February 27, 2003, the Company issued Bruce Blaser 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Mr. Blaser on the same date.   See Note M – Related Party Transactions.

On March 24, 2003, the Company issued Patricia Potts 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Ms. Potts on the same date.  See Note M – Related Party Transactions.

On April 30, 2003, the Company issued Bruce Blaser 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Mr. Blaser on the same date.   See Note M – Related Party Transactions.

On April 30, 2003, the Company issued William L. Tuorto 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Mr. Tuorto on the same date.   See Note M – Related Party Transactions.

On May 12, 2003, the Company issued a third party 70,000 shares of common stock in payment for $3,369 of accounting services.

On April 13, 2003, the Company issued EES 13,383,580 shares of common stock for a cash investment of $1,672,947.50, or $0.125 per share.   See Note M – Related Party Transactions.

On April 7, 2003 the Company repurchased 1,428,572 and 250,000 shares of common stock from Mr. William L. Tuorto and a third party, respectively, at a price of $.07 per share.  See Note M-Related Party Transactions.

NOTE R– SUBSEQUENT EVENTS

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

Formation of CV Logistics, LLC:  the Company contributed its interest in CVT to CV Logistics, LLC (“CVL”), a newly formed, Ohio limited liability company, for a 50% interest therein. Simultaneously, CVL issued a 50% equity interest to NewWaste, Inc., a Delaware corporation that was a wholly owned subsidiary of McRal. Subsequent to closing, CVL acquired approximately $400,000 in transportation assets from Stony’s and Gibson. The board of managers of CVL is composed to two designees of McRal and one designee of the Company.

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

Additional Agreements:  The agreement further provided that certain additional transactions would take place within forty-five days after the date of the agreement:

•

McRal agreed to (a) invest an additional $750,000 into NewWaste, and (b) cause an individual experienced in the waste management industry to sign an exclusive services contract with NewWaste. In the event McRal invested an additional $750,000 in capital in NewWaste, McRal would be entitled to receive an additional 36 shares of NewWaste common stock. In the event McRal completed both items, McRal would further be entitled to receive shares of common stock of the Company representing 9% of its common stock on a fully diluted basis. McRal did not invest an additional $750,000 into NewWaste, nor did it procure the exclusive services contract with the named individual, by the deadline, and therefore is not entitled to an additional 36 shares of common stock in NewWaste.

•

NewWaste and Richard D. Tuorto, Sr., the Company's chairman, entered into a nonexclusive, one-year services agreement under which Mr. Tuorto provided managerial services to NewWaste.

•

The Company and Mr. Tuorto agreed to negotiate an agreement under which NewWaste would acquire the Jezco Patents from the owner and inventor. In connection with the undertaking, the Company agreed to issue 2,000,000 shares of its common stock to acquire the Jezco Patents. In the event the shares of common stock are not utilized to acquire the Jezco Patents, the shares of common stock are to be issued to NewWaste. To date, the Company and Mr. Tuorto have yet to procure an agreement for NewWaste to acquire the Jezco Patents, and therefore the Company is obligated to issue 2,000,000 shares of its common stock to NewWaste, but has not done so to date.

•

The Company agreed to use its best efforts to acquire at least 60% of the issued and outstanding common stock (the "ABS Stock") of Absolute Waste Services, Inc. ("ABS"), which is a waste transportation and disposal firm based in Texas. If the Company is unable to acquire the ABS Stock, the Company is entitled to propose to McRal that a controlling interest be obtained in a similar waste operation, with appropriate adjustments to the rights and liabilities of the parties.

•

In the event the Company acquires the ABS Stock, the Company is obligated to convey to NewWaste shares of ABS Stock representing ownership of 9% of the common stock of ABS on a fully diluted basis. In addition, the Company would be obligated to convey NewWaste additional shares of ABS Stock to the extent necessary to maintain NewWaste's ownership of ABS at 9% of the outstanding shares on a fully diluted basis.

•

NewWaste will have the option to acquire ABS Stock owned by the Company for a price per share equal to the greater of a) two (2) times earnings before interest, taxes, depreciation and amortization, divided by the total number of shares of ABS outstanding on a fully-diluted basis, and b) $0.50 per share. The option can only be exercised between the first (1st) and fifth (5th) anniversary of the acquisition of the ABS Stock.  The Company was not able to complete the acquisition of ABS or any alternative entity.

•

In the event NewWaste acquires the Jezco Patents, enters into a services agreement with Mr. Tuorto, and acquires the ABS Stock, the Company is entitled to receive an additional 24 shares of NewWaste common stock. To date, the only condition to issuance of the additional 24 shares of NewWaste common stock that has been satisfied has been the execution of a services agreement with Mr. Tuorto, and therefore the Company is not entitled to the issuance of an additional 24 shares of common stock in NewWaste.

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

On October 1, 2004, the Company received a $200,000 loan from NewWaste.  The loan is a non-interest-bearing, unsecured loan that matures in October 2006.  The loan was not repaid on its due date, and remains in default.

Wastech, Inc. Reorganization.

On March 18, 2004, the Company completed a holding company reorganization, under which CVI merged with and into CV Merger, Inc. ("CVM"), an Oklahoma corporation. Prior to the reorganization, Wastech was a wholly owned subsidiary of CVI, and CVM was a wholly owned subsidiary of Wastech. The reorganization was effected for the purpose of reorganizing CVI as a holding company, under which Wastech is now the parent company with the exact same shareholder base that CVI had prior to the reorganization. All of the former assets, liabilities and operations of CVI are now held by CVM by virtue of its position as the successor in interest to CVI in the reorganization. The merger was effected without shareholder approval of Wastech, CVM or CVI pursuant to Section 1081(G) of the Oklahoma General Corporation Law. The common stock of the Wastech has identical rights, terms and privileges as the common stock of CVI.

Pursuant to the reorganization, each share of common stock of CVI became entitled to receive one share of common stock of Wastech and each option, warrant or other instrument convertible or exchangeable into shares of common stock or preferred stock of CVI automatically became convertible into an equivalent number shares of common stock or preferred stock of Wastech.

The effective date of the reorganization was March 18, 2004. All of the outstanding certificates of CVI representing shares of stock of CVI shall be deemed for all purposes to evidence ownership of and to represent the shares of Wastech, as the case may be, into which the shares of stock of CVI represented by such certificates have been converted as herein provided and shall be so registered on the books and records of Wastech and its transfer agent. The registered owner of any such outstanding certificate shall, until such certificate shall have been surrendered for transfer or otherwise accounted for to Wastech or its transfer agent, have and be entitled to exercise any voting and other rights with respect to, and to receive any dividends and other distributions upon, the shares of stock of Wastech, as the case may be, evidenced by such outstanding certificate.

Prior to the reorganization, the Company’s common stock was traded on the Pink Sheets under the symbol "CVIA." Following the reorganization, the Company received a new cusip number for its common stock, and a new trading symbol, "WTCH".

Immediately following the reorganization, Wastech purchased certain assets from CVM for the assumption of certain indebtedness of CVM. Among the assets transferred were the 5,250,000 shares of common stock of Gulftex, CVM's 50% interests in CVL and NewWaste, Inc., a royalty payable by Filbin International, Inc., the notes receivable from Stony's in the amount of $43,500, and miscellaneous office equipment. The liabilities assumed included notes payable in the original principle amounts of $100,000, plus accrued interest, and accrued consulting and employment expenses and taxes payable in the aggregate amount of $343,765.35. The total indebtedness assumed is approximately $443,765.35. In determining the fair value of the assets transferred, the parties considered the historical cost for the asset, legal circumstances and disputes concerning certain assets, and the nature of any market for the assets.

On March 18, 2004, the Company sold CV Merger, Inc. ("CVM"), a wholly owned subsidiary, to an unrelated third party for $10. At the time of the sale, CVM had minimal assets, substantial accounts payable and contingent lawsuits against it.

Resignation of Gibson.

Effective May 18, 2004, the Company accepted the resignation of Gibson as an officer and director. The Company's Chairman, Richard D. Tuorto, Sr., succeeded to the respective officer positions.

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

Packer Thomas did not advise the Company of any of the matters described in Item 304(a)(1)(iv)(B), except that in connection with its report for the year ended December 31, 2002, Packer Thomas advised the Company that it lacked adequate internal controls at its Stony's operations, which matter was disclosed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

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

On April 14, 2006 a simultaneous closing was held under the contracts between H3 and the Flood Trust, and the Assignment Agreement between the Flood Trust and Wastech WV.  Under the contracts between H3 and the Flood Trust, the Flood Trust agreed to pay a total of $520,000 for the Mineral Rights.  Under the Assignment Agreement, as amended, Wastech WV agreed to pay the following amounts for the Mineral Rights:

•

$525,000 paid on April 14, 2006 to H3, consisting of the Flood Trust's purchase price for the Mineral Rights, plus an additional $5,000 for attorney's fees for H3's attorney's fees;

•

$181,500 paid on April 14, 2006 to the Flood Trust;

•

$980,000 cash payable to the Flood Trust on August 25, 2006;

•

11,750,000 shares of common stock of the Company issuable to the Flood Trust; and

•

A promissory note of Wastech WV in the amount of $4,000,000 due and payable in full on April 13, 2009 without interest, provided that, in consideration for the payment of $175,000 by Wastech WV to the Flood Trust by August 25, 2006, Wastech WV has the right to convert $2,000,000 of the note into common stock of the Company at any time prior to the maturity of the note at the average ask price of the Company’s common stock for seven (7) days prior to the date the Company exercise the option.

•

In addition, Wastech WV agreed to execute an employment agreement with John F. Hale, Jr. on such terms that the parties mutually agree.

Wastech WV was not able to make the payment of $980,000 that was due to the Flood Trust on August 25, 2006 because of the failure of EES to purchase an installment of common stock in the Company due on that same date.  As a result, Wastech WV negotiated an extension of the date of this payment to October 7, 2006.  Wastech WV was unable to make the payment due on October 7, 2006.  On October 10, 2006, the Flood Trust filed a lawsuit against the Company in Kanawha County, West Virginia, to recover the payment of $980,000 that was due on October 7, 2006, along with $4,000,000 due under the promissory note due on April 13, 2009.

2006 Stock Purchase Agreement and Amendment.

The Company funded its initial purchase obligations under the Assignment Agreement with the Flood Trust by entering into an additional Stock Purchase Agreement with EES dated April 12, 2006 (the “2006 Agreement”).  Under the 2006 Agreement, EES agreed to purchase 37,430,000 shares of the Company’s common stock for $0.05 per share, for a total purchase price of $1,871,500, of which $741,500 was due and payable on April 12, 2006 and $1,130,000 is due and payable on August 25, 2006.  EES and the Company also agreed to amend the EES Agreement to increase the amount purchasable thereunder by $15,000 per quarter, to $75,000 per quarter.

The Company agreed that EES would have the right to appoint one additional member of the board of directors upon full payment of the amount due on August 25, 2006 under the Stock Purchase Agreement.  EES already had the right to appoint a member of the board of directors under the 2002 Agreement.

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

To date, EES has purchased 14,830,000 shares of common stock under the Stock Purchase Agreement pursuant to the closing of the purchase of the Mineral Rights from the Flood Trust. Prior to its entry into the 2006, EES held 17,620,469 shares.  Based on the number of shares that EES has already purchased under the 2006 Agreement, EES owns 28.8% of the Company’s outstanding common stock.  If EES completes its purchase obligations under the 2002 Agreement and the 2006 Agreement, it will own 44.4% of the Company’s common stock, and will have the right to appoint 2 out of 3 directors on the board of directors.

On June 26, 2006, the Company and EES amended the 2006 Agreement to increase the amount of common stock to be sold to EES thereunder by 5,000,000 shares, which will result in additional proceeds to the Company of $250,000.  The Company simultaneously announced that it would use the proceeds to repurchase shares of its common stock on the open market.

Amendment to 2002 EES Agreement

Under the Stock Purchase Agreement between EES and the Company dated April 12, 2006, EES agreed to increase the amount purchasable under the 2002 Stock Purchase Agreement by $15,000 per quarter, to $75,000 per quarter.

In May 2006, the Company did not receive its quarterly payment under the EES Agreement from the technology royalty because the amount of the payment was insufficient to satisfy senior liens against the payment.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May 2006, EES's share of the technology royalty was $33,597, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  As a result, the Company may not receive any further payments under the Stock Purchase Agreement.

However, EES has agreed to make the quarterly payment that was payable in May 2006, notwithstanding the shortfall in the royalty payment received in that quarter.  In addition, the Company believes EES will make additional payments under the Stock Purchase Agreement, notwithstanding the fact that it may not receive sufficient royalty proceeds, although at this time the Company has no legally binding agreement from EES to make those payments if the royalty payments are not actually received.

EES Appointment to Board.

On April 12, 2006, EES exercised its right to appoint a nominee to the board of directors under the Stock Purchase Agreement originally entered into in September 2002, by appointing Douglas C. Holsted to the board.  Mr. Holsted will serve as a director of the Company until its next annual meeting of shareholders.  The Company does not have any board committees, and therefore it is not anticipated that Mr. Holsted will be appointed to any board committees.

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

NOTE S -NEW ACCOUNTING PRONOUNCEMENTS

In November of 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.  This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued.  It also clarifies that a guarantor is requested to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure provisions were effective for the year ended December 31, 2002.  The adoption of this interpretation did not have a material effect on the Company’s consolidated results of operations, financial condition or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The implementation of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations, financial condition, or cash flows.

{A0035844.DOC}