Form 10QSB
period 2004-03-31
WASTECH, INC.
filed 2006-11-30
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___; No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,217,407 shares of its Common Stock, $0.01 par value, as of November 27, 2006.

{A0035868.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035868.DOC}

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

ASSETS	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
Current Assets:
Cash	$ 50,000	$ 7,383
Accounts receivable, net	-	43,893
Prepaid expenses	-	1,729
Notes receivable	-	43,000
Total current assets	50,000	96,005

Property and Equipment:
Heavy equipment, containers	-	403,200
Computers and office equipment	1,350	32,025
Furniture and fixtures	-	21,416
Total property and equipment	1,350	456,641

Less accumulated depreciation	-	(122,402)
Net property and equipment	1,350	334,239

Other Assets:
Royalty agreement	43,500	43,500
Investment in private companies, at cost	130,000	-
Investment in limited liability company, at cost	71,172	-
Total other assets	244,672	43,500
Total assets	$ 296,022	$ 473,744

Accompanying notes are an integral part of the consolidated financial statements.

{A0035868.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 355,60	$ 595,798
Note payable	50,000	-
Note(s) payable-related party	50,000	149,000
Total current liabilities	455,660	744,798

Long term debt	-	-

Total liabilities	455,660	744,795

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 76,773,453 shares issued and outstanding at March 31, 2004 and December 31, 2003.	767,734	767,734
Additional paid in capital	15,721,429	15,721,429
Retained earnings (deficit)	(16,648,801)	(16,760,217)
Total Stockholders’ Equity	(159,638)	271,054
Total Liabilities and Stockholders’ Equity	$ 296,022	$ 474,744

Accompanying notes are an integral part of the consolidated financial statements.

{A0035868.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003

Revenues	$ -	$ 7,340,667
Operating expenses	133,584	7,801,637
Net operating (loss)	(133,584)	(460,970)

Other income (expense)
Gain on sale of patent rights	250,000	-
Interest expense, net	(5,000)	(93,012)
Total other income (expense)	245,000	(93,012)

Income (loss) before income taxes	111,416	(533,982)

Provision for income taxes	-	-
Extraordinary gain in settlement of debt	-	1,849,741
Net income (loss)	111,416	1,295,759

Basic and diluted earnings (loss) per common share before extraordinary item	$0.00	$(0.01)

Basic and diluted earnings (loss) per share of common stock	$0.00	$0.02
Weighted average common shares outstanding	76,773,453	79,040,875

The accompanying notes are an integral part of these financial statements.

{A0035868.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003

Cash flow from operating activities:
Net income (loss)	$111,416	$1,295,758
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	-	60,223
Non-cash gain from settlement of debt	-	(1,849,741)
Common stock issued for interest	-	16,500
Gain on sale of patent rights	(250,000)
Increase (decrease) in cash due to changes in:
Accounts receivable	43,893	(217,804)
Other current assets	1,729	(52,500)
Related party receivable	43,000	62,910
Accounts payable and accrued expenses	(240,138)	600,428
Net cash provided by (used in) operating activities	(290,100)	(84,226)

Cash flow from investing activities:
Proceeds from sale of fixed assets	332,889	37
Proceeds from patent rights	250,000
Investment in private companies	(130,000)	-
Investment in limited liability company	(71,172)
Net cash provided by (used in) investing activities	381,717	37

Accompanying notes are an integral part of the consolidated financial statements.

{A0035868.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(Unaudited)

(continued)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash	-	15,000
Common stock to be issued	-	-
Proceeds from short-term debt-related party	-	110,000
Payments of short-term and long-term debt	(49,000)	(130,050)
Net cash provided by financing activities	(49,000)	(5,050)

Net increase (decrease) in cash	42,617	(89,239)

Cash at beginning of period	$ 7,383	$ 156,893

Cash at end of period	$ 50,000	$ 67,654

Cash paid for interest	2,500	75,527
Non-cash investing and financing activities:
Common stock issued as payment of interest expense	-	16,500

The accompanying notes are an integral part of these financial statements.

{A0035868.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 (Unaudited)

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

{A0035868.DOC}

In August and September 2006, the Company entered into a series of agreements to finance and acquire   695.18 acres of land in Christian County, Illinois, and related personal property, for the purpose of entering the business of developing a project to gasify tires into energy.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company for the three month period ended March 31, 2004, and for its wholly-owned subsidiary, CV Transportation, Inc., for the period from January 1, 2004 to February 17, 2004, the date of its disposition.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2003.

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

{A0035868.DOC}

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

{A0035868.DOC}

NOTE 3 - SHORT TERM DEBT

The Company had the following short-term loans outstanding as of March 31, 2004:

	March 31, 2004	December 31, 2003
Short-Term Debt – Non-Related Party
Patricia Potts	$ 50,000	$ 0

Short-Term Debt – Related Party
Bruce Blaser	$ 50,000	$ 50,000
Patricia Potts	0	50,000
William L. Tuorto	0	49,000
Total	$ 50,000	$ 149,000

During the quarter ended March 31, 2004, a note payable to Patricia Potts in the principal amount of $50,000 was reclassified as Short-term Debt – Non-Related Party from Short-term Debt – Related Party, upon the resignation of her son, Gregory J. Gibson, as a director and officer on March 18, 2004.  As of December 31, 2003 and March 31, 2004, the Company did not have any long-term debt.

NOTE 4 - EARNINGS PER SHARE

	Three Months Ended March 31,
	2004	2003

Net income (loss) attributable to common shares	$ 111,416	$ 1,295,759

Weighted average common shares outstanding	76,773,453	79,040,875

Basic and dilutive income (loss) per common share	$ 0.00	$ 0.02

NOTE 5 – DISPOSITION OF ASSETS

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

{A0035868.DOC}

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

{A0035868.DOC}

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

Disposition of CV Merger, Inc.

On March 18, 2004, the Company sold CV Merger, Inc. ("CVM"), a wholly-owned subsidiary, to an unrelated third party for $10. At the time of the sale, CVM had minimal assets, substantial accounts payable and lawsuits against it.

NOTE 6 – HOLDING COMPANY REORGANIZATION

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

{A0035868.DOC}

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

NOTE 7 – RESIGNATION OF OFFICER AND DIRECTOR

Effective May 18, 2004, the Company accepted the resignation of Mr. Gibson as an officer and director. The Company's Chairman, Richard D. Tuorto, Sr., succeeded to the respective officer positions.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2003 is hereby incorporated by reference.  The Company was a party to various legal proceedings prior to reorganizing as a holding company on March 18, 2004 (See Note 6).  Following the holding company reorganization, the Company disposed of CV Merger, Inc., the subsidiary that was a party in all of the legal matters.

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

{A0035868.DOC}

believes that any losses associated with any such matters in excess of what has already been accrued will not have a material effect on the Company's business, financial condition or results of operation.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

NOTE 10 - SUBSEQUENT EVENTS

Loan from NewWaste, Inc.

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

{A0035868.DOC}

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

Settlement of Claims Against Filbin

Due to non-payment by Filbin of the royalty, and disputes among the parties, on June 14, 2004, Filbin instituted a legal action against Stony’s in Macomb County Circuit Court, for the State of Michigan, Case No. 04-2473-CZ.  Stony’s removed the litigation to the U.S. District Court, Eastern District, Case No. 04-73034.  Thereafter, the parties entered a Mutual Release and Settlement Agreement, under which the parties agreed to settle all claims by and between the parties, including the Company’s right to future royalties due by Filbin, for the payment by Filbin of $95,000, of which the Company received a net amount of $43,500.  The settlement proceeds were received in the first quarter of 2005.

Changes in Registrant's Certifying Accountant.

On May 27, 2005, the Company was notified by Packer Thomas, PC ("Packer Thomas") that it had resigned as independent accountants.  Packer Thomas' report for the year ended December 31, 2003 does not contain an adverse opinion or disclaimer of opinion, and was not modified as to audit scope, or accounting principles. However Packer Thomas' report was modified because of the substantial doubt about the Company’s ability to continue as a going concern. During the periods from March 5, 2002 through May 27, 2005, there were no disagreements with Packer Thomas and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Packer Thomas did not advise the Company of any of the matters described in Item 304(a)(1)(iv)(B), except that in connection with its report for the year ended December 31, 2003, Packer Thomas advised the Company that it lacked adequate internal controls at its Stony's Trucking Co. operations, which matter was disclosed in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.  The Company has authorized Packer Thomas to respond fully to the inquiries of the successor accountant concerning its resignation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three months ended March 31, 2004 were $0, as compared to revenues of $7,340,667 in the three months ended March 31, 2003, respectively. The substantial decrease in revenues in 2004 as compared to 2003 was attributable to the Company's sale of its trucking operations in August 2003, and the lack of any contracts at its CV Transportation, Inc. unit, which it disposed of on February 17, 2004.

Costs and Expenses

Operating expenses were $133,584 in the three months ended March 31, 2004, as compared $7,801,637 in the three months ended March 31, 2003. The substantial decrease in operating expenses was the result of decreased levels of business resulting from the Company's sale of its trucking operations in August 2003, and the lack of contracts at its CV Transportation, Inc. unit, which it disposed of on February 17, 2004.

Operating Loss

The Company generated a net operating loss of ($133,584) in the three months ended March 31, 2004, as compared to a net operating loss of ($460,970) in the three months ended March 31, 2003.  The Company's operating income decreased in 2004 as compared to 2003 due to the sale of all of the Company’s operations in August 2003 and February 2004.

Other Income (Expense)

The Company generated other income of $245,000 in the three months ended March 31, 2004, as compared to other expense of ($93,012) in the three months ended March 31, 2003.  The Company generated other income of $250,000 from the sale of patent rights to NewWaste.   In the three months ended March 31, 2003, the Company incurred interest expense of ($93,012), as compared to interest expense of ($5,000) in the three months ended March 31, 2004 as a result of the elimination of substantially all of the Company’s interest bearing debt.

Net Income

The Company generated a net profit of $111,416 in the three months ended March 31, 2004, as compared to a net profit of $1,295,759 in the three months ended March 31, 2003.

The Company believes that its results from operations in the three months ended March 31, 2004 are not indicative of the Company's results of operations in future periods.  In August 2003, the Company disposed of its trucking operations, and in February 2004, the Company disposed of its experimental waste transportation operations with the sale of CV Transportation, Inc.  The Company’s remaining operations consist of the investigation of various business opportunities.

Liquidity and Capital Resources

As of March 31, 2004, the Company had cash and cash equivalents of $50,000, and a working capital deficit of ($405,660).  However, substantially all of the Company’s debt consists of accrued liabilities to officers and/or related parties.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a loss from operations of ($133,584) in the three months ended March 31, 2004, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

During the quarter ended March 31, 2004, the Company disposed of CV Transportation, Inc., which constituted its only operations.  The Company believes that its internal controls and procedures were sufficient, at March 31, 2004, for a Company which was not engaged in active operations.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

As of December 31, 2003, the Company was a party to certain legal proceedings, as set forth in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2003, which is hereby incorporated by reference.  On March 18, 2004, the Company sold CV Merger, Inc., a wholly-owned subsidiary that was the party to the legal proceedings.  With the disposition of CV Merger, Inc., the Company was not a party to any legal proceedings at March 31, 2004.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

At September 30, 2004, the Company was obligated to Patricia Potts in the amount of $50,000 pursuant to promissory note that was due and payable on June 1, 2003.  The Company has not paid the note, and the note remains in default.

At September 30, 2004, the Company was obligated to Bruce Blaser in the amount of $50,000 pursuant to a promissory note that was due and payable on August 15, 2003.  The Company has not paid the note, and the note remains in default.

Subsequent to March 31, 2004, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to March 31, 2004, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

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

{A0035868.DOC}