Form 10QSB
period 2004-09-30
WASTECH, INC.
filed 2006-11-30
CIK 868074

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

{A0035867.DOC}

WASTECH, INC.

FORM 10-QSB REPORT INDEX

{A0035867.DOC}

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

ASSETS	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$ 30	$ 7,383
Accounts Receivable	-	43,893
Prepaid Expenses	-	1,729
Notes Receivable – Related Party	-	43,000
Total Current Assets	30	96,005

PROPERTY AND EQUIPMENT:
Heavy Equipment, containers	-	403,200
Office equipment	1,350	32,025
Furniture and fixtures	-	21,416
Total Property and Equipment	1,350	456,641

Less accumulated depreciation	(129)	(122,402)
Net Property and Equipment	1,221	334,239

OTHER ASSETS:
Royalty agreement	43,500	43,500
Investment in private companies, at cost	130,000	-
Investment in limited liability company, at cost	71,172	-
Total Other Assets	244,672	43,500
Total Assets	$ 245,923	$ 473,744

Accompanying notes are an integral part of the consolidated financial statements.

{A0035867.DOC}

WASTECH, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 136,895	$ 595,798
Note payable	50,000	-
Note payable-related party	50,000	149,000
Total Current Liabilities	236,895	744,798

Long-term debt	-	-

Total Liabilities	236,895	744,798

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 82,262,812 and 76,773,453 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively.	822,629	767,734
Additional paid-in capital	16,073,344	15,721,429
Retained earnings (deficit)	(16,886,945)	(16,760,217)
Total Stockholders’ Equity	9,028	(271,054)
Total Liabilities and Stockholders’ Equity	$ 245,923	$ 473,744

Accompanying notes are an integral part of the consolidated financial statements.

{A0035867.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003

Revenues	$ -	$ 2,759,527
Operating Expenses	81,668	3,922,199
Net Operating Income (Loss)	(81,668)	(1,162,672)

Other Income (Expense)
Interest Expense	(5,000)	(6,854)
Interest Income	-	8,381
Gain on Disposal of Assets		5,267,902
Total Other Income (Expense)	(5,000)	5,269,429

Income (Loss) before income taxes	(86,668)	4,106,757

Provision for income taxes	-	-
Net Income (Loss)	($ 86,668)	$ 4,106,757

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.001)	$0.02
Weighted Average Common Shares Outstanding	78,106,787	82,322,774

The accompanying notes are an integral part of these financial statements.

{A0035867.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003

Revenues	$ -	$ 15,995,606
Operating Expenses	361,727	18,371,248
Net Operating Income (Loss)	(361,727)	(2,375,642)

Other Income (Expense)
Interest expense	(15,000)	(129,415)
Gain on sale of patent rights	250,000	-
Interest income	-	8,381
Gain on disposal of assets	-	5,267,902
Loss on impairment	-	(1,250,000)
Gain on settlement of debt	-	1,849,741
Total Other Income (Expense)	235,000	5,746,609

Income (Loss) before income taxes	(126,727)	3,370,967

Provision for income taxes	-	-
Net Income (Loss)	($ 126,727)	$ 3,370,967

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.002)	$0.04
Weighted Average Common Shares Outstanding	78,206,865	85,309,752

The accompanying notes are an integral part of these financial statements.

{A0035867.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (126,707)	$ 3,370,967
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	129	147,048
Gain (Loss) on disposal of assets	-	(5,267,902)
Non-cash gain from settlement of debt	-	(1,849,741)
Net Loss on impairment of for sale securities	-	1,250,000
Common Stock issued for interest	-	34,500
Share dividend-preferred	-	664
Gain on sale of patent rights	(250,000)	-
Common Stock issued for accrued expenses	226,809	3,369
Increase (decrease) in cash due to changes in:
Accounts receivable	43,893	3,273,639
Notes receivable-related parties	-	-
Other current assets	1,729	182,553
Related party receivable	43,000	-
Accounts payable and accrued expenses	(458,903)	(2,502,541)
Contingent liabilities	-	(787,937)
Other assets	-	296,351
Total Adjustments	(393,343)	(5,219,997)

NET CASH (USED) BY OPERATING ACTIVITIES	(520,070)	(1,849,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	332,891	5,796,485
Proceeds from patent rights	250,000	-
Investment in private companies	(130,000)	-
Investment in limited liability company	(71,172)	-
Purchase of property, plant and equipment	-	(8,303)
Investment in royalty	-	(43,500)
Loan to related party, net	-	(963,270)

NET CASH PROVIDED BY INVESTING ACTIVITIES	381,717	4,781,412

The accompanying notes are an integral part of these financial statements.

{A0035867.DOC}

WASTECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended September 30, 2004 and 2003

(Unaudited)

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	180,000	1,687,948
Principle payments on long-term debt	-	(164,076)
Repayment of short-term debt/line of credit	(49,000)	(2,354,859)
Payments of related party loans	-	(2,053,477)
Reacquisition of treasury stock	-	(185,985)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	131,000	(3,070,449)

Net Increase (Decrease) in Cash	$ (7,353)	$ (138,067)

Cash at Beginning of Period	$ 7,383	$ 156,893

Cash at End of Period	$ 30	$ 18,826

SUPPLEMENTAL DISCLOSURES:	2004	2003

Cash paid for interest	$ -	$ 105,076
Non-cash Investing and Financing Activities:
Common stock issued as payment of interest expense	$ -	$ 34,500
Common stock issues for accrued expenses	$ 226,809	$ 3,369

The accompanying notes are an integral part of these financial statements.

{A0035867.DOC}

WASTECH, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 (Unaudited)

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

{A0035867.DOC}

In August and September 2006, the Company entered into a series of agreements to finance and acquire   695.18 acres of land in Christian County, Illinois, and related personal property, for the purpose of entering the business of developing a project to gasify tires into energy.

NOTE 2 - BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the actions and results of operations of the Company for the three and nine month period ended September 30, 2004, and for its wholly-owned subsidiary, CV Transportation, Inc., for the period from January 1, 2004 to February 17, 2004, the date of its disposition.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. All material intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

{A0035867.DOC}

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

{A0035867.DOC}

NOTE 3 - SHORT TERM DEBT

The Company had the following short-term loans outstanding as of September 30, 2004:

	September 30, 2004	December 31, 2003
Short-Term Debt – Non-Related Party
Patricia Potts	$ 50,000	$ 0

Short-Term Debt – Related Party
Bruce Blaser	$ 50,000	$ 50,000
Patricia Potts	0	50,000
William L. Tuorto	0	49,000
Total	$ 50,000	$ 149,000

During the quarter ended September 30, 2004, a note payable to Patricia Potts in the principal amount of $50,000 was reclassified as Short-term Debt – Non-Related Party from Short-term Debt – Related Party, upon the resignation of her son, Gregory J. Gibson, as a director and officer on March 18, 2004.  As of December 31, 2003 and September 30, 2004, the Company did not have any long-term debt.

NOTE 4 - EARNINGS PER SHARE

	Three Months Ended September 30,
	2004	2003

Net income (loss) attributable to common shares	($ 86,668)	$ 4,106,757

Weighted average common shares outstanding	78,106,787	82,322,774

Basic and dilutive income (loss) per common share	($ 0.001)	$ 0.02

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

{A0035867.DOC}

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

{A0035867.DOC}

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

{A0035867.DOC}

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company's disclosure of pending legal proceedings contained in Item 3 of its Annual Report on Form 10-KSB for the year ended December 31, 2003 is hereby incorporated by reference.  The Company was a party to various legal proceedings prior to reorganizing as a holding company on March 18, 2004.  Following the holding company reorganization, the Company disposed of CV Merger, Inc., which was the subsidiary that was involved in all of the legal proceedings.

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

{A0035867.DOC}

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

NOTE 9 – ISSUANCES OF COMMON STOCK

During the nine months ended September 30, 2004, the Company issued 2,000,000 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $180,000, or $0.09 per share.

On September 14, 2004, the Company issued William L. Tuorto 3,489,358 shares of common stock in satisfaction of $226,809 in compensation due Mr. Tuorto.

NOTE 10 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004, the Company issued 3,489,358 shares of common stock to William L. Tuorto in satisfaction of accrued compensation of $226,809.  Mr. Tuorto is the son of the Company’s chairman and chief executive officer.

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

{A0035867.DOC}

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

{A0035867.DOC}

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

{A0035867.DOC}

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

{A0035867.DOC}

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

{A0035867.DOC}

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 on Form 10-QSB, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

The words "believe", "expect", "anticipate", "seek" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Results of Operation

Revenues

Revenues in the three and nine months ended September 30, 2004 were $0 and $0, respectively, as compared to revenues of $2,759,527 and $15,995,606 in the three and nine months ended September 30, 2003, respectively. The substantial decrease in revenues in 2004 as compared to 2003 was attributable to the Company's sale of its trucking operations in August 2003, and the lack of contracts at its CV Transportation, Inc. unit, which it disposed of on February 17, 2004.

Costs and Expenses

Operating expenses were $81,668 and $361,727 in the three and nine months ended September 30, 2004, respectively, as compared $3,922,199 and $18,371,248, respectively, in the three and nine months ended September 30, 2003. The substantial decrease in operating expenses was the result of decreased levels of business resulting from the Company's sale of its trucking operations in August 2003, and the lack of any contracts at its CV Transportation, Inc. unit, which it disposed of on February 17, 2004.

Operating Loss

The Company generated a net operating loss of ($81,668) and ($361,727) in the three and nine months ended September 30, 2004, respectively, as compared to a net operating loss of ($1,162,672) and ($2,375,642) in the three and nine months ended September 30, 2003, respectively.  The Company's operating income decreased in 2004 as compared to 2003 due to the sale of all of the Company’s operations in August 2003 and February 2004.

Other Income (Expense)

The Company generated other income (expense) of ($5,000) and $235,000 in the three and nine months ended September 30, 2004, respectively, as compared to other income (expense) of $5,269,429 and

{A0035867.DOC}

$5,746,609 in the three and nine months ended September 30, 2003, respectively.  In 2004, the Company generated other income of $250,000 from the sale of patent rights to NewWaste.   In 2003, the Company generated other expense of ($1,250,000) from the write-off of its investment in Gulftex Energy Corporation shares, other income of $1,849,741 from the settlement of its line of credit with Key Bank at a discount, and other income of $5,267,902 from the disposition of its Stony’s Trucking Company subsidiary on August 11, 2003.  In the three and nine months ended September 30, 2004, the Company incurred interest expense of ($5,000) and ($15,000), respectively, as compared to interest expense of ($6,854) and ($129,415) in the three and nine months ended September 30, 2004, respectively, as a result of the elimination of substantially all of the Company’s interest bearing debt.

Net Income

The Company generated a net loss of ($86,668) and ($126,727) in the three and nine months ended September 30, 2004, as compared to net income of $4,106,757 and $3,370,967 in the three and nine months ended September 30, 2003, respectively.

The Company believes that its results from operations in the three and nine months ended September 30, 2004 are not indicative of the Company's results of operations in future periods.  In August 2003, the Company disposed of its trucking operations, and in February 2004, the Company disposed of its experimental waste transportation operations with the sale of CV Transportation, Inc.  The Company’s remaining operations consist of the investigation of various business opportunities.

Liquidity and Capital Resources

As of September 30, 2004, the Company had cash and cash equivalents of $30, and a working capital deficit of ($236,865).  The Company’s working capital position improved substantially in the quarter ended September 30, 2004 as a result of the conversion of accrued liabilities of $226,809 to a relative of the Company’s sole officer and director into 3,489,358 shares of common stock.  Substantially all of the Company’s remaining debt consists of accrued liabilities to officers and/or related parties.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a loss from operations of ($361,727) in the nine months ended September 30, 2004, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital and acquire companies with operations that generate cash flow. The ability of the Company to continue as a going concern is dependent on the success of this plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 3. Controls and Procedures.

The Company believes that its internal controls and procedures were sufficient, at September 30, 2004, for a Company which was not engaged in active operations.

PART II. OTHER INFORMATION.

{A0035867.DOC}

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

Item 2. Changes in Securities.

During the quarter ended September 30, 2004, the Company issued 666,667 shares to EES, pursuant to a Stock Purchase Agreement dated September 17, 2002, as amended in April 2003 and November 2003, for $60,000, or $0.09 per share.

During the quarter ended September 30, 2004, the Company issued 3,489,358 shares of common stock to William L. Tuorto in satisfaction of accrued compensation of $226,809.  Mr. Tuorto is the son of the Company’s chairman and chief executive officer.

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

Subsequent to September 30, 2004, the Company defaulted on a promissory note in the original principal amount of $200,000 payable to NewWaste, Inc.  The note matured on October 1, 2006 and was not paid.

Subsequent to September 30, 2004, the Company defaulted on an obligation to pay $980,000 to the H.M. Flood Trust on August 25, 2006 under an Assignment Agreement dated March 26, 2006.  The Company negotiated an extension of the payment date to October 7, 2006, but was unable to make the payment on October 7, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

{A0035867.DOC}

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

{A0035867.DOC}