Form 10KSB
period 2004-12-31
WASTECH, INC.
filed 2006-11-30
CIK 868074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of November 27, 2006 was $286,779 based upon the closing bid price of $0.005 per share as reported by the trading and market services of the Pink Sheets, LLC.

{A0035901.DOC}

As of November 27, 2006, the Registrant had outstanding 117,217,407 shares of its Common Stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

{A0035901.DOC}2

{A0035901.DOC}3

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

{A0035901.DOC}4

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

{A0035901.DOC}5

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

{A0035901.DOC}6

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

{A0035901.DOC}7

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

{A0035901.DOC}8

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

{A0035901.DOC}9

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

{A0035901.DOC}10

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

Wastech WV was not able to make the payment of $980,000 that was due to the Flood Trust on August 25, 2006.  As a result, Wastech WV negotiated an extension of the date of this payment to October 7, 2006.  Wastech WV failed to make the payment on October 7, 2006, and remains in default under the Assignment Agreement.  Wastech WV had planned to make the payment due the Flood Trust on August 25, 2006 from the proceeds of an investment that Environmental Energy Services, Inc. had agreed to make in the Company on that date, but Environmental Energy Services, Inc. defaulted on that commitment.  (See “Environmental Energy Services, Inc. Stock Purchase Agreements and Amendments”).  At this time, it is not known when or if Environmental Energy Services, Inc. will honor its commitment to make an investment in the Company, and the Company does not have any other source of capital to make the payment.  On October 10, 2006, the Flood Trust filed suit against Wastech WV in

{A0035901.DOC}11

Kanawha County, West Virginia to recover the $980,000 payment due on August 25, 2006, as well as $4,000,000 due under the promissory note due on April 13, 2009.

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

{A0035901.DOC}12

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

{A0035901.DOC}13

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

{A0035901.DOC}14

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

Research and Development Expenditures

The Company did not incur any material research or development expenditures in 2003 or 2004.

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

{A0035901.DOC}15

part of the office space.  Richard D. Tuorto, Sr., the chairman and chief executive officer of the Company, is also an officer and director of Intercontinental Holdings, Inc.

ITEM 3. LEGAL PROCEEDINGS.

At December 31, 2004, the Company was not a party to any legal proceedings.

On October 10, 2006, the H.M. Flood Trust sued Wastech of West Virginia, Inc., a wholly-owned subsidiary of the Company, to recover $980,000 that was due on August 25, 2006, and $4,000,000 that is due under a promissory note that is not due and payable until April 13, 2009.  The Company is defending the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were voted upon by the stockholders during the fourth quarter of the fiscal year, as required to be reported upon by the Company in response to this Item 4.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company’s common stock is registered with the United States Securities and Exchange Commission under 12(g) of the Securities Exchange Act of 1934.  From January 1, 2002 to May 2003, the Company’s common stock has been traded on the OTC Bulletin Board under the symbol “CVIA.”  From May 2003 to June 2, 2004, the Company’s common stock traded on the Pink Sheets under the symbol “CVIA.”  Since June 3, 2004, the Company’s common stock has been traded on the pink sheets under the symbol “WTCH.”  The following table summarizes the low and high prices for the Company’s common stock for each of the calendar quarters of 2003 and 2004.

	2004		2003
	High	Low	High	Low
First Quarter	0.07	0.035	0.10	0.051
Second Quarter	0.07	0.02	0.08	0.02
Third Quarter	0.09	0.035	0.06	0.025
Fourth Quarter	0.055	0.015	0.09	0.03

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  There were 832 shareholders of record of the common stock as of November 27, 2006. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

The Company's common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks."

{A0035901.DOC}16

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

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2004 or 2003. The board of directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2004, the Company issued 666,667 shares of common stock to Environmental Energy Services, Inc. at $0.09 per share, for total consideration of $60,000, pursuant to a Stock Purchase Agreement originally entered into in September 2002, as amended in April 2003 and November 2003.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) for the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2004, the Company did not repurchase any shares of its common stock.

Equity Compensation Plan Information

As of December 31, 2004, the Company did not have any equity compensation plans.

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

{A0035901.DOC}17

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

Results of Operation

Revenues

Revenues in 2004 were $0, as compared to revenues of $16,002,894 in 2003.  The substantial decrease in revenues is attributable to the sell of the Company’s trucking business on August 8, 2003, and the absence of contracts at the Company’s experimental waste disposal operations during 2004, which it disposed of on February 17, 2004.  Since February 17, 2004, the Company’s activities have involved the investigation of various business opportunities.

Operating Expenses

Operating expenses in 2004 were $491,386, as compared to $15,445,646 in 2003.  The substantial decrease in operating expenses was the result of the significantly reduced level of operations resulting from the disposal of the Company's trucking operations in 2003 and the Company’s experimental waste disposal operations in early 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in 2004 were $0, as compared $3,146,462 in 2003. The substantial increase in selling, general and administrative expenses was the result of the significantly decreased level of operations resulting from the disposal of the Company's trucking operations in 2003 and the Company’s experimental waste disposal operations in early 2004.

Other Income (Expense)

The Company incurred net Other Income (Expenses) in 2004 of $269,167, as compared to $4,972,157 in 2003.  Other Income (Expenses) in 2003 were primarily influenced by a substantial gain of $5,267,902 from the sale of Stony’s, which represents the amount by which Stony’s liabilities exceeded its assets on the date of sale, a gain of $1,849,741 from the settlement of the Company’s line of credit with Key Bank at a discount, and the write-off of the Company’s investment in shares of Gulftex Energy Corporation

{A0035901.DOC}18

($1,250,000).   Other Income (Expenses) in 2004 were primarily influenced by a gain of $250,000 from the sale of patent rights.

Net Income

The Company incurred a net loss in 2004 of ($222,219), as compared to net income of $2,382,943 in 2003.  The net income in 2003 was primarily attributable to an unusual gain of $5,267,902 generated in 2003 from the sale of Stony’s.  The net loss in 2004 was primarily attributable to operating losses resulting from the disposal of the Company’s operating businesses, offset by an unusual gain of $250,000 generated from the sale of patent rights.

Liquidity and Capital Resources

As of December 31, 2004, the Company had cash and cash equivalents of $50,049, as compared to cash of $7,383 as of December 31, 2003.  As of December 31, 2004, the Company had a net working capital deficit of ($111,460), as compared to a working capital deficit of ($648,793) as of December 31, 2003.  The substantial improvement in the Company’s working capital was largely the result of the sale of Stony’s in 2003, which had substantial current liabilities in excess of current assets.  A large portion of the remaining current liabilities consist of loans from, or accrued liabilities to, officers and directors.

The Company has taken a number of steps to improve its liquidity.  In 2004, the Company effected a holding company reorganization, and disposed of CV Merger, Inc., which had the effect of removing substantial liabilities from the Company’s consolidated financial statements.   In addition, the Company negotiated various agreements under which EES committed to make equity investments in the Company to enable the Company to fund the costs of exploring business opportunities and acquire assets.  However, many of the equity investments are contingent on EES’s receipt of royalty payments under a technology royalty.  As disclosed in Part I, Item 1: Description of Business, EES has recently experienced greatly reduced royalty payments because of the high price of oil, and there is substantial doubt as to whether EES will be able to honor its commitment to make equity investments in the Company.  If EES is unable to make the equity investments which it has agreed to make, the Company will encounter difficulty paying routine general and administrative expenses, and will have to explore other sources of capital.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the year ended December 31, 2004, and had significant unpaid accounts payable and accrued liabilities. These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

{A0035901.DOC}19

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the year ended December 31, 2004, there were no changes in, or disagreements with, the Company’s independent public accountants for which disclosure is required in Item 8.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2004, the end of the year to which this annual report relates, the Company did not have any operations, and its business activities consisted of the investigation of various business opportunities.  The Company believes that its controls and procedures at December 31, 2004 were appropriate for a company not engaged in operations, as was the Company at the time.  After December 31, 2004, the Company purchased the Mineral Rights, and entered into an agreement to acquire the CoalGas Assets.  To the extent the Company enters active business operations in the future, it will improve its internal controls and procedures to accommodate an increased level of business activity in the future.

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

{A0035901.DOC}20

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

During 2004, the board of directors did not have one meeting which was attended by all of the members of the board of directors at the time.  All matters were resolved pursuant to Consent. The Company does not have any committees.  The Company does not have an audit committee financial expert on its board of directors.

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

Section 16(a) Compliance

Based on the Company's review of filings received by it, the Company believes that certain persons may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows:

•

Environmental Energy Services, Inc. did not file a Form 4 or 5 with respect to additional

{A0035901.DOC}21

purchases of 666,667 shares of common stock in April, May, August and November 2004.

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

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $

Gary Mays, CEO (1)	2004	--	--	--
	2003	--	--	--
	2002	55,833 (2)	--	--

William L. Tuorto, Special Counsel (3)	2004	--	--	--
	2003	--	--	--
	2002	125,000	--	--

Gregory J. Gibson, CEO, Acting CFO, Secretary/Treasurer (4)	2004	--	--	--
	2003	91,484	--	--
	2002	115,656.70	60,349.95 (5)	115,029 (6)

Richard D. Tuorto, Sr., CEO, Secretary/Treasurer	2004	$35,000 (7)	--	--
	2003	--	--	--
	2002	--	--	--

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

4)

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

5)

Based on the market value of 500,000 shares of common stock issued during the year as bonus compensation in lieu of cash, as determined from the closing price of the common stock on the date of issuance.

6)

Based on $40,000 in excess lease payments received during the year, $70,029 of interest received on loans by Mr. Gibson to the Company, and $5,000 paid as a nonaccountable car expense allowance.

7)

Based on the accrual of two months of compensation under a consulting agreement dated December 1, 2001, under which Mr. Tuorto was entitled to annual compensation of $210,000 per year.  The consulting agreement was terminated on March 18, 2004, effective as of February 29, 2004.

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

Employment Agreements

The Company did not have any employment agreements with any of its officers as of December 31, 2004.

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

The Company does not have an audit, compensation or nominating committee of its Board.  During the 2004 fiscal year, the Company did not pay any compensation to directors for attending meetings, as all meetings occurred by telephone or by a written consent.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits.

Exhibit Number	Description and Incorporation by Reference
2.1	Agreement of Merger dated May 15, 1995 by and between Trident Enterprises, Inc. and Corporate Vision, Inc. (1)
2.2	Certificate of Merger of Trident Enterprises, Inc. into Corporate Vision, Inc. filed in the Office of the Oklahoma Secretary of State on May 26, 1995 (1)
2.3	Agreement and Plan of Reorganization regarding the merger of Corporate Vision, Inc. with and into CV Merger, Inc. effective as of March 18, 2004 (2)
3.1	Certificate of Incorporation of Wastech, Inc., an Oklahoma corporation (2)
3.2	Amended and Restated Bylaws of Corporate Vision, Inc. dated May 15, 1995 (1)
10.1	Stock Purchase Agreement between Corporate Vision, Inc. and Environmental Energy Services, Inc. dated September 17, 2002 (4)
10.2	Amendment to Stock Purchase Agreement between Corporate Vision, Inc. and Environmental Energy Services, Inc. dated April 3, 2003 (4)
10.3	Second Amendment to Stock Purchase Agreement between Corporate Vision, Inc. and Environmental Energy Services, Inc. dated November 21, 2003 (4)
10.4	Assignment Agreement between Wastech, Inc. and H.M. Flood Business Trust, Ltd. dated March 26, 2006 (3)
10.5	Amendment to Assignment Agreement between Wastech, Inc. and H.M. Flood Business Trust, Ltd. dated April 13, 2006 (3)
10.6	Stock Purchase Agreement between Wastech, Inc. and Environmental Energy Services, Inc. dated April 12, 2006 (3)
10.7	Amendment to Stock Purchase Agreement between Wastech, Inc. and Environmental Energy Services, Inc. dated June 26, 2006 (3)
10.8	Commercial Purchase Agreement and Deposit Receipt between Wastech, Inc. and USA CoalGas, L.P. dated August 31, 2006 (4)
10.9	Agreement between Wastech, Inc. and Internal Hydro International, Inc. dated September 25, 2006 (4)
11*	Statement re: computation of earnings per share
22	Subsidiaries of the Registrant
24	Consent of Turner Jones and Associates, P.L.L.C.
24	Power of Attorney
31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

4.

Incorporated herein by reference to the Registrant's Form 10-KSB for the year ended December 31, 2003.

* Included within financial statements filed pursuant to Part II, Item 7.

 (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K in the fourth quarter of 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended December 31, 2004 and 2003, the retained Turner, Jones & Associates, P.L.L.C. ("TJA") and Packer Thomas, P.C., respectively, as its principal accountants.  The Company understands the need for its principal accountants to maintain objectivity and independence in their audit of its financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, the Company’s board has restricted the non-audit services that its principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from its principal accountants when the services offered by its principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding.

After careful consideration, the board has determined that payment of the audit fees was in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of financial statements included in its filed Form 10-QSB's is $35,000 and $35,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed separately for the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.  The aggregate audit fees billed for 2004 and 2003 also included the preparation of income tax returns for each year.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

{A0035901.DOC}22

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
Douglas Holsted, Director

* By Robert J. Mottern pursuant to Power of Attorney dated November 28, 2006.

{A0035901.DOC}23

EXHIBIT A

WASTECH, INC.

(FORMERLY CORPORATE VISION, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

{A0035904.DOC}

{A0035904.DOC}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wastech, Inc.

(Formerly Corporate Vision, Inc.)

We have audited the accompanying consolidated balance sheet of Wastech, Inc. (formerly Corporate Vision, Inc.) and Subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

For the year ended December 31, 2003 we were unable to obtain source documents to provide sufficient competent evidential matter for items of income, expense and cash flows.  Since we were not able to apply alternative auditing procedures to satisfy ourselves as to evidential matter, the scope of or work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements for the year ended December 31, 2003.

In our opinion, except for the matter described in the previous paragraph on the 2003 consolidated financial statements of income, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wastech, Inc. formerly Corporate Vision, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of its operations and changes in stockholders’ equity and its cash flows for the years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

November 7, 2006

{A0035904.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

ASSETS
CURRENT ASSETS
Cash	$ 50,049
TOTAL CURRENT ASSETS	50,049

PROPERTY AND EQUIPMENT
Office equipment	1,350
TOTAL PROPERTY AND EQUIPMENT	1,350
Less accumulated depreciation	(193)
NET PROPERTY AND EQUIPMENT	1,157

OTHER ASSETS
Investment in limited liability company, at cost	71,172
Investment in private companies, at cost	230,000
Royalty agreement	43,500
TOTAL OTHER ASSETS	344,672

TOTAL ASSETS	$ 395,878

See accompanying notes to consolidated financial statements

{A0035904.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$ 121,509
Note payable	50,000
Note payable - related party	50,000
TOTAL CURRENT LIABILITIES	221,509

Long-term debt - related party	200,000

TOTAL LIABILITIES	421,509

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 84,262,812 shares issued and outstanding	842,628
Additional paid-in capital	16,153,344
Retained earnings (deficit)	(17,021,603)
TOTAL STOCKHOLDERS' EQUITY	(25,631)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 395,878

See accompanying notes to consolidated financial statements

{A0035904.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003

Revenues	$ -	$16,002,894
Operating Expenses	491,386	15,445,646
Selling, general and administrative expenses	-	3,146,462
Net Operating Income (Loss)	(491,386)	(2,589,214)

Other Income (Expense)
Interest expense	(20,000)	(129,415)
Gain on sale of patent rights	250,000	-
Miscellaneous expense	-	(2,644)
Loss on share re-pricing	-	(771,808)
Interest income	-	8,381
Gain on disposal of assets	-	5,267,902
Loss on impairment	-	(1,250,000)
Gain on settlement of debt	-	1,849,741
Total Other Income (Expense)	230,000	4,972,157

Income (Loss) before income taxes	(261,386)	2,382,943

Provision for income taxes	-	-

Net Income (Loss)	$(261,386)	$ 2,382,943

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.003)	$0.030
Weighted Average Common Shares Outstanding	78,930,072	81,665,072

See accompanying notes to consolidated financial statements

{A0035904.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock - Shares	Common Stocks	Preferred Stock - Shares	Preferred Stocks	Additional Paid in Capital	Accumulated Deficit/Other	Total
Balance at 12/31/02	78,800,875	$788,009	152,889	$1,529	$14,079,129	($19,187,291)	($4,318,624)

Issued for cash	13,683,580	145,725		-	1,622,223	-	1,767,948
Issued for services	70,000	699		-	2,669	-	3,368
Issued in payment of interest	600,000	6,000		-	28,500	-	34,500
Shares repurchased	(19,471,570)	(194,716)		-	8,731	-	(185,985)
Preferred share dividend		-	67,271	665	-	-	665
Conversion of preferred shares	2,201,679	22,017	(220,160)	(2,194)	(19,823)	-	-
Net income		-		-	-	2,382,943	2,382,943
Interest rate swap		-		-	-	44,131	44,131
Balance at December 31, 2003	76,773,453	$767,734	0	-	$15,721,429	($16,760,217)	($ 271,054)

Issued for accrued expenses	3,489,358	34,894		-	191,915	-	226,809
Issued for cash	2,000,000	20,000		-	160,000	-	180,000
Issued for investment in NewWaste	2,000,000	20,000		-	80,000	-	100,000
Net income		-		-	-	(261,386)	(261,386)
Balance at 12/31/04	84,262,811	$ 842,628	0	$ -	$16,153,344	($17,021,603)	($ (25,631)

See accompanying notes to consolidated financial statements

{A0035904.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(261,386)	$ 2,382,943
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	193	198,083
Gain (Loss) on disposal of assets	-	(5,267,902)
Non-cash gain from settlement of debt	-	(1,849,741)
Net Loss on impairment of for sale securities	-	1,250,000
Common Stock issued for interest	-	34,500
Share dividend-preferred	-	664
Loss on share re-pricing	-	771,808
Gain on sale of patent rights	(250,000)	-
Common Stock issued for services	-	83,369
Increase (decrease) in cash due to changes in:
Accounts receivable	43,893	3,273,173
Other current assets	1,729	-
Related party receivable	43,000	-
Accounts payable and accrued expenses	(247,480)	(2,575,069)
Contingent liabilities	-	(787,937)
Other assets	-	477,175
Total Adjustments	(408,665)	(4,391,877)
NET CASH (USED) BY OPERATING ACTIVITIES	(670,051)	(2,008,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	332,889	5,796,485
Proceeds from patent rights	250,000	-
Investment in private companies	(130,000)	-
Investment in limited liability company	(71,172)	-
Purchase of property, plant and equipment	-	(8,303)
Investment in royalty	-	(43,500)
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	381,717	4,929,873

See accompanying notes to consolidated financial statements

{A0035904.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	180,000	1,687,948
Principle payments on long-term debt	-	(164,076)
Repayment of short-term debt/line of credit	-	(2,354,859)
Loan from related party, net	200,000	(814,809)
Payments of related party loans	(49,000)	(2,053,477)
Reacquisition of treasury stock	-	(185,985)
NET CASH PROVIDED BY FINANCING ACTIVITIES	331,000	(3,070,449)

NET INCREASE (DECREASE) IN CASH	$ 42,666	$ (149,510)

CASH AT BEGINNING OF PERIOD	$ 7,383	$ 156,893

CASH AT END OF PERIOD	$ 50,049	$ 7,383

SUPPLEMENTAL DISCLOSURES:	2004	2003

Cash paid for interest	$ -	$ 105,076
Non-cash Investing and Financing Activities:
Common stock issued for investment in private companies	$ 100,000	$ -
Common stock issued as payment of interest expense	$ -	$ 34,500
Common stock issued for accrued expenses	$ 226,809	$ 3,369

See accompanying notes to consolidated financial statements

{A0035904.DOC}

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful life of the asset, from 3 to 20 years.  Depreciation expense for the year ended December 31, 2004 and 2003 was $193 and 198,083, respectively.

Expenditures for repairs and maintenance are charged to income, and renewals and replacements are capitalized.  When assets are retired or otherwise disposed of, the cost of the assets and the related accumulated depreciation are removed from the accounts.

Estimated useful lives are as follows:

Furniture, fixtures and equipment	5-10 years
Leasehold improvements	10 years
Vehicles	5 years
Computer and software	5 years

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed.  The Company believes that no permanent impairment in the carrying value of long-lived assets exists for either of the two years ending December 31, 2004 and 2003.

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

The Corporation uses Statement of Financial Standards No. 109 Accounting for Income Taxes (SFAS No. 109) in reporting deferred income taxes.  SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for expected future income tax consequences of events that have been recognized in the company’s financial statements.  Under this method, deferred tax assets and liabilities are determined based on temporary differences in financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse.

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

Advertising Cost

The Company maintains a policy of expensing advertising costs when incurred.  Amounts charged against advertising expense for the years ended December 31, 2004 and 2003 were $0 and $47,386, respectively.

Liquidity

The Company’s consolidated balance sheet as of December 31, 2004 reflects cash and equivalents of $50,049, total current assets of $50,049 at historical cost, total current liabilities of $221,509, and a working capital deficit of ($171,460).  Most of the Company’s current liabilities represent legal, management and auditing fees that are paid each quarter, or loans from related parties.

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

Derivatives are held only for the purpose of hedging such risks, not for speculation.  Generally, the Company enters into hedging relationships such changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair values and cash flows of the derivatives.  At December 31, 2004, no hedging relationships exist for long-term indebtedness.

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

NOTE D-NOTES PAYABLE

The Company had the following short-term loans outstanding as of December 31, 2004 and 2003:

	2004	2003
Short-Term Debt – Non-Related Party

Patricia Potts, interest at 20% per annum, due June 1, 2003	$ 50,000	$ 0

Short-Term Debt – Related Party

Bruce Blaser, interest at 20% per annum, due August 15, 2003	$ 50,000	$ 50,000

Patricia Potts, interest at 20% per annum, due June 1, 2003	0	50,000

William L. Tuorto, interest at 20% per annum, due August 15, 2003	0	49,000

Total Short-Term Debt – Related Party	$ 50,000	$ 149,000

Long-Term Debt – Related Party

NewWaste, Inc., no interest, due October 1, 2006	$ 200,000	$ 0

On March 18, 2004, a note payable to Patricia Potts in the principal amount of $50,000 was reclassified as Short-term Debt – Non-Related Party from Short-term Debt – Related Party, upon the resignation of her son, Gregory J. Gibson, as a director and officer on that date.

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

NOTE G – PREFERRED STOCK

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

NOTE H – EARNINGS PER SHARE

The computations of basic and dilutive loss per share were as follows:

	December 31,
	2004	2003
Net income (loss) attributable to common shares	($ 261,386)	$2,382,943
Weighted average common shares	78,930,072	81,665,072
Basic and dilutive income (loss) per common share	$0.00	$0.03

NOTE I– INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2004 and 2003, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company filed a consolidated return, with a tax liability of $0 for the year 2004.  At December 31, 2004, the Company had net operating loss carry forwards for federal income tax purposes of approximately $7,600,000 which are available to offset future taxable income, if any, on a scheduled basis beginning 2006.

NOTE J – COMMITMENTS AND CONTINGENCIES

The Company leases office space for its administrative offices under a lease expiring in 2007.  Minimum future rental payments under non-cancelable leases as of December 31, 2004 were:

Year ended December 31,	Amount
2005	25,600
2006	24,032
2007	20,766
Thereafter	0
Total minimum future rental payments	$70,398

The above operating leases provide for renewal options for periods through 2007.  In the normal course of business, operating leases are generally renewed or replaced by other leases.  Rental expense amounted to $30,000 and $127,014 in 2004 and 2003, respectively.

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

NOTE K– RELATED PARTY TRANSACTIONS

The Company and its subsidiaries had, from time to time, received and repaid various loans from the Company’s officers and directors, as well as entities that they control.  In addition, the Company incurred indebtedness to Mr. Gibson in connection with its acquisition of Stony’s from him.  Also, at the time the Company acquired Stony’s, it was obligated on various loans it had received from Mr. Gibson, as well as his mother.  As of December 31, 2004 and 2003, the amount owed to officers, directors and other related parties by the Company and its subsidiaries for loans (but not accrued compensation) was as follows:

	2004	2003

NewWaste, Inc.	$ 200,000	-0-
William L. Tuorto	-0-	49,000
Bruce Blaser	50,000	50,000
Patricia Potts*	50,000	50,000
Total	$ 300,000	$ 149,000

* Patricia Potts was a related party at the time she loaned the Company $50,000 in 2003, but ceased to be a related party when her son, Gregory J. Gibson, resigned as an officer and director on March 18, 2004.

Other Related Party Transactions during the 2003 Fiscal Year

On May 5, 2003, the Company issued 70,000 shares of the Company’s common stock to Ted Finn in satisfaction of $3,369 of consulting fees.

On February 1, 2003, the Company entered into a two-year term sublease agreement with Intercontinental Holdings, Inc. for office space in Charleston, South Carolina, Richard D. Tuorto, Sr. and Gary Mays, the Company’s former Director and Chief Executive Officer, are both officers and directors of Intercontinental Holdings, Inc.  In April 1, 2004, the Company entered into a nine-month sublease of the same space from Intercontinental Holdings, Inc. at a slightly higher rent.  On May 1, 2005, the Company entered into a lease of the same space directly with the owner of the building, who is not a related party ot the Company.

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

During 2003, the Company paid $21,250 of audit costs for the Company’s 2002 audit that are the responsibility of Gregory Gibson under the agreement under which the Company acquired Stony’s on March 5, 2002.

During 2003, the Company entered into certain agreements with and issued shares of common stock to Environmental Energy Services, Inc. (“EES”).  (See Note L, M and Q).  An advisory board member of the Company is also the chairman and chief executive officer of EES.

As of December 31, 2003, the Company was indebted to certain related parties for accrued compensation as follows:  William L. Tuorto - $224,854; Richard D. Tourto, Sr. - $149,000.

Other Related Party Transactions during the 2004 Fiscal Year

On September 14, 2004, the Company issued William L. Tuorto 3,489,358 shares of common stock in satisfaction of $226,808 in compensation due to Mr. Tuorto.

During 2004, the Company issued shares of common stock to EES pursuant to agreements entered into in 2002 and 2003.  (See Note L, M and Q).  An advisory board member of the Company is also the chairman and chief executive officer of EES.

In 2004, Richard D. Tuorto, Jr. was paid $25,000 for accounting and administrative services.  Mr. Tuorto is the son of the Company’s chairman and chief executive officer.

As of December 31, 2004, the Company was indebted to certain related parties for accrued compensation as follows:  Richard D. Tourto, Sr. - $89,017.

NOTE L – 2002 STOCK PURCHASE AGREEMENT WITH ENVIRONMENTAL ENERGY SERVICES, INC.

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

NOTE M– GULFTEX ENERGY CORPORATION STOCK PURCHASE AGREEMENT AND AMENDMENTS

In December 2002, the Company entered into another stock purchase agreement (the “Gulftex Agreement”) with EES, under which EES agreed to utilize amounts it receives under the above-described technology royalty to acquire certain shares of common stock in Gulftex that the Company received from the sale of a subsidiary to Gulftex.  EES granted the Company a security interest in EES's interest in the royalty agreement to secure its obligation to purchase the shares.  EES has the right to terminate its obligation to purchase the Gulftex shares in the event there is a materially adverse change in the business or financial condition of Gulftex.

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

NOTE N– GOING CONCERN

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company had a deficit in stockholders’ equity, significant unpaid account payable and accrued liabilities, and is in default on certain debt. These factors create an uncertainty about the Company’s ability to continue as a going concern.  The Company’s management has developed a plan to raise additional capital, and expand the business.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE O – ISSUANCE OF COMMON STOCK AND SERIES A PREFERRED STOCK

2003

In February 24, 2003, the Company issued 300,000 shares of common stock to an unrelated party for $15,000.

On February 27, 2003, the Company issued Bruce Blaser 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Mr. Blaser on the same date.   See Note K – Related Party Transactions.

On March 24, 2003, the Company issued Patricia Potts 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Ms. Potts on the same date.  See Note K – Related Party Transactions.

On April 30, 2003, the Company issued Bruce Blaser 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Mr. Blaser on the same date.   See Note K – Related Party Transactions.

On April 30, 2003, the Company issued William L. Tuorto 150,000 restricted shares of common stock, valued at $9,000, in satisfaction of interest accruing on a loan of $50,000 made by Mr. Tuorto on the same date.   See Note K – Related Party Transactions.

On May 12, 2003, the Company issued a third party 70,000 shares of common stock in payment for $3,369 of accounting services.

In April and November 2003, the Company issued EES 14,272,469 shares of common stock for a net investment $1,755,947.   (See Note L).

On April 7, 2003 the Company repurchased 1,428,572 and 250,000 shares of common stock from Mr. William L. Tuorto and a third party, respectively, at a price of $.07 per share.  See Note K-Related Party Transactions.

On August 15, 2003, the Company issued 67,271 shares of Series A Preferred Stock as mandatory dividends on the Series A Preferred Stock.  See Note G).

On September 30, 2003, the Company issued 2,201,679 shares of common stock as a result of the conversion of the Series A Preferred Stock into common stock. (See Note G).

2004

On September 14, 2004, the Company issued William L. Tuorto 3,489,358 shares of common stock in satisfaction of $226,808 in compensation due to Mr. Tuorto.

In 2004, the Company issued EES 2,000,000 shares of common stock for an investment $180,000.   (See Note L).

NOTE P – WASTECH, INC. REORGANIZATION

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

Immediately following the reorganization, Wastech purchased certain assets from CVM for the assumption of certain indebtedness of CVM. Among the assets transferred were the 5,250,000 shares of common stock of Gulftex, CVM's 50% interests in CVL and NewWaste, Inc., a royalty payable by Filbin International, Inc., the notes receivable from Stony's in the amount of $43,500, and miscellaneous office equipment. The liabilities assumed included notes payable in the original principle amounts of $100,000, plus accrued interest, and accrued consulting and employment expenses and taxes payable in the aggregate amount of $343,765. The total indebtedness assumed is approximately $443,765. In determining the fair value of the assets transferred, the parties considered the historical cost for the asset, legal circumstances and disputes concerning certain assets, and the nature of any market for the assets.

NOTE Q – SUBSEQUENT EVENTS

On August 12, 2005, the Company cancelled 3,950,702 shares of common stock of four employees/independent contractors in conjunction with the mutual rescission of their service agreements with the Company.

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

In May 2006, the Company did not receive its quarterly payment under the EES Agreement from the technology royalty because the amount of the payment was insufficient to satisfy senior liens against the payment.  The technology license pertains to binding technology licensed to a production facility that qualifies for tax credits under Section 29 of the Internal Revenue Code.  The amount of the royalty is determined from the amount of tax credits generated by the facility, among other factors.  In May 2006, EES's share of the technology royalty was $33,596.76, which was far below the amount it historically received.  The decline in the amount of the royalty was due, in large part, to the fact that the amount of tax credits which are payable under the IRS program decline as the price of oil rises, and are eliminated if the price of oil rises above a certain level.  If the price of oil stays at current levels, it is likely that the amount of royalty payments will be far below historical amounts, and may actually be eliminated entirely.  As a result, the Company may not receive any further payments under the Stock Purchase Agreement.

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

{A0035904.DOC}