Form 10KSB
period 2005-12-31
WASTECH, INC.
filed 2006-11-30
CIK 868074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

{A0035902.DOC}

{A0035902.DOC}2

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

Business Incubator

From August 1998 to 2001, CVI's principle business was to act as an incubator, consultant and strategist to emerging growth companies.  Typically, CVI acquired minority equity interests in its clients in consideration for cash, common stock of CVI, or both.  In addition, CVI agreed to pay legal and accounting costs associated with capital raising, including initial public offerings, and provided advice and assistance in raising capital, corporate structuring, and other financial matters.  CVI had limited success with this business strategy.  Specifically, none of CVI’s client companies were able to complete an initial public offering.  The reasons for the poor success were the underestimation of legal and accounting costs associated with the initial public offering process, difficulties in obtaining approval of registration statements by federal regulators, and adverse changes in the market environment for technology and internet-related offerings that have reduced investor demand for CVI’s offerings.

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

On August 11, 2003, CVI entered into a settlement agreement with Stony’s and an agreement with Mr. Gibson to settle CVI’s claim against Stony’s for $450,650 in advances made to Stony’s.  Under the agreements, Mr. Gibson agreed to pay CVI $250,000 from the proceeds of the liquidation of certain receivables of Stony’s that Mr. Gibson had a prior lien on to secure advances he had made to Stony’s. To satisfy the balance of the advances, Stony’s assigned CVI its interest in a royalty stream payable by Filbin from the revenues generated from the Stony’s assets sold to Filbin.  The royalty was equal to 2% of revenues generated from the operations of Stony’s for the period from February 1, 2004 to January 31, 2006, and is subject to potentially substantial offsets by Filbin.

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

Conveyance of Jezco Patents to NewWaste:  NewWaste issued 24 shares of common stock to McRal in consideration of a capital contribution of $500,000. NewWaste also issued 24 shares of common stock to CVI and paid CVI $250,000 cash in consideration for an assignment of the license to use the Jezco Patents. The board of directors of NewWaste is composed of two designees of McRal and one designee of CVI.

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

Research and Development Expenditures

The Company did not incur any material research or development expenditures in 2005 or 2004.

Subsidiaries

The Company has the following subsidiaries:  Wastech of West Virginia, Inc. (100%).  The Company has a non-controlling interest in the following entities:  NewWaste, Inc. (50%); CV Logistics, LLC (50%).

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

At November 27, 2006, the Company had no employees.

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

ITEM 3. LEGAL PROCEEDINGS.

At December 31, 2005, the Company was not a party to any legal proceedings.

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

	2005		2004
	High	Low	High	Low
First Quarter	0.09	0.02	0.07	0.035
Second Quarter	0.05	0.019	0.07	0.02
Third Quarter	0.06	0.03	0.09	0.035
Fourth Quarter	0.09	0.012	0.055	0.015

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

The Company has not declared any cash dividends on its Common Stock during its fiscal years ended on December 31, 2005 or 2004. The board of directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2005, the Company issued 666,667 shares of common stock to Environmental Energy Services, Inc. at $0.09 per share, for total consideration of $60,000, pursuant to a Stock Purchase Agreement originally entered into in September 2002, as amended in April 2003 and November 2003.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) for the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2005, the Company did not repurchase any shares of its common stock.

Equity Compensation Plan Information

As of December 31, 2005, the Company did not have any equity compensation plans.

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

Results of Operation

Revenues

Revenues were $0 and $0 in 2005 and 2004.  The lack of revenues in both years is attributable to the disposal of the Company’s trucking business on August 8, 2003, and the absence of contracts at the Company’s experimental waste disposal operations during 2004, which it disposed of on February 17, 2004.  Since February 17, 2004, the Company’s activities have involved the investigation of various business opportunities.

Operating Expenses

Operating expenses in 2005 were $352,898, as compared to $491,386 in 2004.  The substantial decrease in operating expenses was the result of the significantly reduced level of operations resulting from the disposal of the Company's trucking operations in 2003 and the Company’s experimental waste disposal operations in early 2004.

Other Income (Expense)

The Company incurred net Other Income (Expenses) in 2005 of $231,419, as compared to $230,000 in 2004.  Other Income (Expenses) in 2005 was primarily influenced by a gain of $241,809 from the cancellation of certain shares previously issued to satisfy accrued expenses and for compensation.  In both years, the Company incurred $20,000 of interest expense.  In 2005, the Company also realized $12,000 in rental income from a sublease of space to an affiliated entity.  Other Income (Expenses) in 2004 was primarily influenced by a gain of $250,000 from the sale of patent rights.

Net Income

The Company incurred a net loss in 2005 of ($121,479), as compared to a net loss of ($261,386) in 2004.

Liquidity and Capital Resources

As of December 31, 2005, the Company had cash and cash equivalents of $1,000, as compared to cash of $50,049 as of December 31, 2004.  As of December 31, 2005, the Company had a net working capital deficit of ($396,229), as compared to a working capital deficit of ($111,460) as of December 31, 2004.  The substantial decrease in the Company’s working capital was largely the result of the reclassification of note payable to NewWaste, Inc. on October 1, 2006 as a short-term liability from a long-term liability.   A large portion of the remaining current liabilities consist of loans from, or accrued liabilities to, officers and directors.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the year ended December 31, 2005, and had significant unpaid accounts payable and accrued liabilities. In addition, the Company has been dependent on the proceeds of sales its common stock to pay ongoing general and administrative costs, and there is substantial doubt as to whether the Company will receive any more payments from EES.   These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company's new management has provided operating capital to the Company and has developed a plan to raise additional capital.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2005, the end of the year to which this annual report relates, the Company did not have any operations, and its business activities consisted of the investigation of various business opportunities.  The Company believes that its controls and procedures at December 31, 2005 were appropriate for a company not engaged in operations, as was the Company at the time.  After December 31, 2005, the Company purchased the Mineral Rights, and entered into an agreement to acquire the CoalGas Assets.  To the extent the Company enters active business operations in the future, it will improve its internal controls and procedures to accommodate an increased level of business activity in the future.

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

Section 16(a) Compliance

Based on the Company's review of filings received by it, the Company believes that certain persons may not have filed certain forms required by Section 16 of the Securities Exchange Act of 1934, as follows:

•

Environmental Energy Services, Inc. did not file a Form 4 or 5 with respect to additional purchases of 666,667 shares of common stock in February, July, August and November 2005.

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

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $

Gregory J. Gibson, CEO, Acting CFO, Secretary/Treasurer (1)	2005	--	--	--
	2004	--	--	--
	2003	91,484	--	--

Richard D. Tuorto, Sr., CEO, Secretary/Treasurer	2005	--	--	--
	2004	$35,000 (2)	--	--
	2003	--	--	--

1)

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

2)

Based on the accrual of two months of compensation under a consulting agreement dated December 1, 2001, under which Mr. Tuorto was entitled to annual compensation of $210,000 per year.  The consulting agreement was terminated on March 18, 2004, effective as of February 29, 2004.  Mr. Tuorto did not receive any compensation in 2005.

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

Employment Agreements

The Company did not have any employment agreements with any of its officers as of December 31, 2005.

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

 (b) Reports on Form 8-K. The Company filed a Report on Form 8-K on October 12, 2005 reporting in Item 4.01 on the retention of Turner, Jones & Associates, pllc, as the Company’s independent public accountants.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended December 31, 2005 and 2004, the retained Turner, Jones & Associates, P.L.L.C. ("TJA") and Packer Thomas, P.C., respectively, as its principal accountants.  The Company understands the need for its principal accountants to maintain objectivity and independence in their audit of its financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, the Company’s board has restricted the non-audit services that its principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from its principal accountants when the services offered by its principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding.

After careful consideration, the board has determined that payment of the audit fees was in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of financial statements included in its filed Form 10-QSB's is $35,000 and $35,000, respectively.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed separately for the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.  The aggregate audit fees billed for 2005 and 2004 also included the preparation of income tax returns for each year.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

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
Douglas Holsted, Director

*By Robert J. Mottern pursuant to Power of Attorney dated November 28, 2006.

{A0035902.DOC}3

EXHIBIT A

WASTECH, INC.

(FORMERLY CORPORATE VISION, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

{A0035849.DOC}

{A0035849.DOC}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Wastech, Inc.

(Formerly Corporate Vision, Inc.)

We have audited the accompanying consolidated balance sheet of Wastech, Inc. formerly Corporate Vision, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wastech, Inc. formerly Corporate Vision, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of its operations and changes in stockholders’ equity and its cash flows for the years ended December 31, 2005, and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

November 20, 2006

{A0035849.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

ASSETS
CURRENT ASSETS
Cash	$ 1,000
Rents Receivable-related party	6,000
TOTAL CURRENT ASSETS	7,000

PROPERTY AND EQUIPMENT
Office equipment	6,868
TOTAL PROPERTY AND EQUIPMENT	6,868
Less accumulated depreciation	(730)
NET PROPERTY AND EQUIPMENT	6,138
OTHER ASSETS
Investment in private companies, at cost	230,000
Investment in limited liability company, at cost	71,172
TOTAL OTHER ASSETS	301,172

TOTAL ASSETS	$ 314,310

See accompanying notes to consolidated financial statements

{A0035849.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and Accrued Liabilities	$ 96,229
Note payable	50,000
Prepaid management fees-Related party	7,000
Notes payable - related party	250,000
TOTAL CURRENT LIABILITIES	403,229

Long-term debt - related party	-

TOTAL LIABILITIES	403,229

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 200,000,000 shares authorized; 83,606,789 shares issued and outstanding	836,068
Additional paid-in capital	16,218,095
Retained earnings (deficit)	(17,143,082)
TOTAL STOCKHOLDERS' EQUITY	(88,919)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 314,310

See accompanying notes to consolidated financial statements

{A0035849.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenues	$ -	$ -
Operating Expenses	352,898	491,386
Net Operating Income (Loss)	(352,898)	(491,386)

Other Income (Expense)
Interest expense	(20,000)	(20,000)
Miscellaneous expense	(2,390)	-
Rents	12,000	-
Gain on forfeiture of shares	241,809
Gain on sale of patent rights	-	250,000
Total Other Income (Expense)	231,419	230,000

Income (Loss) before income taxes	(121,479)	(261,386)

Provision for income taxes	-	-

Net Income (Loss)	($ 121,479)	($ 261,386)

Basic and Diluted Earnings (Loss) Per Share of Common Stock	($0.002)	($0.003)
Weighted Average Common Shares Outstanding	79,988,289	78,930,072

See accompanying notes to consolidated financial statements

{A0035849.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock - Shares	Common Stocks	Preferred Stock - Shares	Preferred Stocks	Additional Paid in Capital	Accumulated Deficit/Other	Total
Balance at December 31, 2003	76,773,453	$767,734	0	-	$15,721,429	($16,760,217)	($ 271,054)

Issued for accrued expenses	3,489,358	34,894		-	191,915	-	226,809
Issued for cash	2,000,000	20,000		-	160,000	-	180,000
Issued for investment in NewWaste	2,000,000	20,000			80,000		100,000
Net income		-		-	-	(261,386)	(261,386)
Balance at 12/31/04	84,262,811	$ 842,628	0	$ -	$16,153,344	($17,021,603)	($ 25,631)

Issued for cash	3,333,335	33,334		-	266,666	-	300,000
Forfeiture of shares	(3,989,358)	(39,894)		-	(201,915)	-	(241,809)
Net income(loss)		-		-	-	(121,479)	(121,479)
Balance at 12/31/05	83,606,788	$ 836,068	0	$ -	$16,218,095	($7,143,082)	($ 88,919)

See accompanying notes to consolidated financial statements

{A0035849.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(121,479)	$ (261,386)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	537	193
Gain on sale of patent rights	-	(250,000)
Gain on cancellation of shares	(241,809)	-
Increase (decrease) in cash due to changes in:
Accounts receivable		43,893
Other current assets	7,000	1,729
Related party receivable	(6,000)	43,000
Accounts payable and accrued expenses	(25,280)	(247,480)
Total Adjustments	(265,552)	(408,665)
NET CASH (USED) BY OPERATING ACTIVITIES	(387,031)	(670,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	-	332,889
Proceeds from patent rights	-	250,000
Investment in private companies	-	(130,000)
Investment in limited liability company		(71,172)
Purchase of property, plant and equipment	(5,518)	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(5,518)	381,717

See accompanying notes to consolidated financial statements

{A0035849.DOC}

WASTECH, INC.

FORMERLY CORPORATE VISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for cash	300,000	180,000
Principle payments on long-term debt	-	-
Repayment of short-term debt/line of credit	-	(49,000)
Loan from related party	-	200,000
Proceeds from sale of royalty	43,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	343,500	331,000

NET INCREASE (DECREASE) IN CASH	$ (49,049)	$ 42,666

CASH AT BEGINNING OF PERIOD	$ 50,049	$ 7,383

CASH AT END OF PERIOD	$ 1,000	$ 50,049

SUPPLEMENTAL DISCLOSURES:	2005	2004

Cash paid for interest	$ -	$ -
Non-cash Investing and Financing Activities:
Common stock issued for accrued expenses	$ -	$ 226,809
Common stock issued for investment in private companies	$ -	$ 100,000

See accompanying notes to consolidated financial statements

{A0035849.DOC}

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts and results of operations of the Company and its wholly owned subsidiary, CV Transportation, Inc. (CVT).  Intercompany transactions and balances have been eliminated in consolidation.  In February 2004, the Company’s interest in CVT was transferred in exchange for a fifty percent (50%) interest in CV Logistics, LLC.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful life of the asset, from 3 to 20 years.  Depreciation expense for the year ended December 31, 2005 and 2004 was $537 and $193, respectively.

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

Revenue and Expense Recognition

When incurred, revenues are recognized when earned.  Related expenses are recognized as incurred.

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of the assets should be addressed.  The Company believes that no permanent impairment in the carrying value of long-lived assets exists for either of the two years ending December 31, 2005 and 2004.

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

Advertising Cost

The Company maintains a policy of expensing advertising costs when incurred.  The Company incurred no advertising expense in the years ended December 31, 2005 and 2004.

Liquidity

The Company’s consolidated balance sheet as of December 31, 2005 reflects cash and equivalents of $1,000, total current assets of $7,000 at historical cost, total current liabilities of $403,229, and a working capital deficit of ($396,229).  Most of the Company’s current liabilities represent legal, management and auditing fees that are paid each quarter, or loans from related parties.

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

NOTE D – EARNINGS PER SHARE

The computations of basic and dilutive loss per share were as follows:

	December 31,
	2005	2004
Net income (loss) attributable to common shares	($ 121,479)	($ 261,386)
Weighted average common shares	79,988,289	78,930,072
Basic and dilutive income (loss) per common share	($0.00)	$0.00

NOTE E– INCOME TAXES

Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.

Management has provided a valuation allowance for the total net deferred tax assets as of December 31, 2005 and 2004, as they believe that it is more likely than not that the entire amount of deferred tax assets will not be realized.

The company filed a consolidated return, with a tax liability of $0 for the year 2005.  At December 31, 2005, the Company had net operating loss carry forwards for federal income tax purposes of approximately $7,100,000 which are available to offset future taxable income, if any, on a scheduled basis beginning 2006.

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company leases office space for its administrative offices under a lease expiring in 2007.  Minimum future rental payments under non-cancelable leases as of December 31, 2005 were:

Year ended December 31,	Amount
2006	24,032
2007	20,766
Thereafter	0
Total minimum future rental payments	$44,798

The above leases provide for renewal options for periods through 2007.  In the normal course of business, operating leases are generally renewed or replaced by other leases.  Rental expense amounted to $30,855 and $30,000 in 2005 and 2004, respectively.

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

NOTE G– RELATED PARTY TRANSACTIONS

The Company and its subsidiaries had, from time to time, received and repaid various loans from the Company’s officers and directors, as well as entities that they control.  In addition, the Company incurred indebtedness to Mr. Gibson in connection with its acquisition of Stony’s from him.  Also, at the time the Company acquired Stony’s, it was obligated on various loans it had received from Mr. Gibson, as well as his mother.  As of December 31, 2005 and 2004, the amount owed to officers, directors and other related parties by the Company and its subsidiaries for loans (but not accrued compensation) was as follows:

	2005	2004

NewWaste, Inc.	$ 200,000	$ 200,000
William L. Tuorto	-0-	-0-
Bruce Blaser	50,000	50,000
Total	$ 250,000	$ 250,000

Other Related Party Transactions during the 2004 Fiscal Year

On September 14, 2004, the Company issued William L. Tuorto 3,489,358 shares of common stock in satisfaction of $226,808 in compensation due to Mr. Tuorto.

During 2004, the Company issued shares of common stock to Environmental Energy Services, Inc. (“EES”).  (See Note H, I and N).  An advisory board member of the Company is also the chairman and chief executive officer of EES.

In 2004, Richard D. Tuorto, Jr. was paid $25,000 for accounting and administrative services.  Mr. Tuorto is the son of the Company’s chairman and chief executive officer.

As of December 31, 2004, the Company was indebted to certain related parties for accrued compensation as follows:  Richard D. Tourto, Sr. - $89,017.

Other Related Party Transactions during the 2005 Fiscal Year

On August 12, 2005, the Company cancelled 3,950,702 shares of common stock of four employees/independent contractors in conjunction with the mutual rescission of their service agreements with the Company.

During 2005, the Company issued shares of common stock to Environmental Energy Services, Inc. (“EES”).  (See Note H, I and N).  An advisory board member of the Company is also the chairman and chief executive officer of EES.

As of December 31, 2005, the Company was indebted to certain related parties for accrued compensation as follows:  Richard D. Tourto, Sr. - $55,842.

NOTE H – 2002 STOCK PURCHASE AGREEMENT WITH ENVIRONMENTAL ENERGY SERVICES, INC.

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

NOTE I – GULFTEX ENERGY CORPORATION STOCK PURCHASE AGREEMENT AND AMENDMENTS

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

NOTE J – GOING CONCERN

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

NOTE K – ISSUANCE OF COMMON STOCK

During 2005 and 2004, the Company issued EES 3,333,335 and 2,000,000 shares of common stock for cash investments of $300,000 and $180,000, respectively.

On September 14, 2004, the Company issued William L. Tuorto 3,489,358 shares of common stock in satisfaction of $226,808 in compensation due to Mr. Tuorto.

NOTE L – WASTECH, INC. REORGANIZATION

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

NOTE M- CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

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

On July 14, 2005, Wastech retained Turner, Jones & Associates, pllc as its principal accountant to audit Wastech’s financial statements. Wastech, during the two most recent fiscal years and the subsequent interim periods prior to the engagement of the new accounting firm, did not consult with the new accounting firm with regard to any of the matters listed in Regulation S-B, Items 304(a)(2)(i) or (ii).

NOTE N – SUBSEQUENT EVENTS

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

NOTE O -NEW ACCOUNTING PRONOUNCEMENTS

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

{A0035849.DOC}